Form 10QSB
period 1996-03-31
AQUAGENIX INC/DE
filed 1996-05-14
CIK 923604

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________ .

                    Commission File No.  0-24490

                            AQUAGENIX, INC.
   (Exact name of small business issuer as specified in its charter)

          Delaware                                65-0419263
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

      6500 Northwest 15th Avenue, Fort Lauderdale, Florida 33309
               (Address of principal executive offices)

                            (305) 975-7771
                      (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.
                           Yes X        No

The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of May 2, 1995 was 3,226,558.


Transitional Small Business Disclosure Format:       Yes        No X


                          Page 1 of 65 Pages

                       Exhibit Index at Page 18



                         AQUAGENIX, INC.
                           FORM 10-QSB
                              INDEX


PART I.   FINANCIAL INFORMATION                                          PAGE

Item 1:        Financial Statements

               Consolidated Balance Sheets as of December 31, 1995
               and March 31, 1996 (unaudited)                               3

               Consolidated Statements of Operations for the three months
               ended March 31, 1995 and March 31, 1996 (unaudited)          4

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 1995 and March 31, 1996
               (unaudited)                                                  5

               Notes to Consolidated Financial Statements                   6

               Pro Forma Condensed Consolidated Balance Sheet as of
               March 31, 1996                                               7

               Pro Forma Condensed Consolidated Statement of Operations
               for three months ended March 31, 1996                        8


Item 2:        Management's Discussion and Analysis or Plan of
               Operation                                                 9-13



PART II.  OTHER INFORMATION                                             14-16



SIGNATURES                                                                 17

              AQUAGENIX, INC. & SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS

                                                           December 31,       March 31,
                      Assets                                   1995              1996
                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                            $    687,183    $    810,280
     Marketable securities                                     639,095               0
     Accounts receivable, net of allowance for doubtful
       accounts of $40,632 and $29,529, respectively           997,567         761,703
     Income tax receivable                                     618,003         486,239
     Inventories                                               370,497         333,386
     Net assets of discontinued operations                           0       1,192,720
     Prepaid expenses and other                                254,575         180,054

          Total current assets                               3,566,920       3,764,382

Property and equipment, net                                  1,746,016       1,844,814
Intangible assets, net                                       3,222,013       3,177,583
Deferred financing costs, net                                  146,875         188,460
Other assets                                                    93,239          73,439

          Total assets                                    $  8,775,063    $  9,048,678

     Liabilities and Stockholders' Equity

Current liabilities:
     Current maturities of long-term debt                 $    628,578    $    575,077
     Borrowings under credit agreements                        522,317         404,415
     Accounts payable                                          562,712         473,491
     Net liabilities of discontinued operations                449,550               0
     Other current liabilities                                 411,438         251,220

          Total current liabilities                          2,574,595       1,704,203

Long-term debt, net of current maturities                    5,032,388       5,023,898


          Total liabilities                                  7,606,983       6,728,101

Stockholders' equity:
     Preferred stock, par value $.01, 1,000,000 shares
           authorized, no shares issued and outstanding              0               0
     Common stock, par value $.01, 10,000,000 shares
           authorized, 3,210,367 and 3,215,273 shares issued
           and outstanding, respectively                        32,104          32,153
     Additional paid-in capital                              8,419,164       8,451,615
     Retained earnings (deficit)                            (7,332,385)     (6,163,191)
     Unrealized gain on securities                              49,197               0

          Total stockholders' equity                         1,168,080       2,320,577

          Total liabilities and stockholders' equity      $  8,775,063    $  9,048,678


The accompanying notes are an integral part of the Consolidated Financial Statements

      AQUAGENIX, INC. & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited)

                                                       Three Months Ended
                                                        March 31,
                                                           1995           1996
Revenues - Aquatic management operations              $  1,365,152   $  2,252,634

Costs and expenses:
     Costs of services                                     662,748      1,094,942
     Selling, general and administrative                   493,799        650,634
     Depreciation and amortization                          48,485        137,089

          Total costs and expenses                       1,205,032      1,882,665

           Operating income                                160,120        369,969

Interest income                                             69,139         41,311
Interest expenses                                           (9,783)      (160,790)

Income from continuing operations before income taxes      219,476        250,490

Income tax provision                                        45,600              0

Income from continuing operations                          173,876        250,490

Discontinued operations:
     Loss from environmental remediation business segme     (9,491)             0
                 net of income taxes
     Change in allowance for estimated phase-out and other
                 losses from environmental remediation           0        869,507

Net income                                            $    164,385   $  1,119,997

Earnings per common and common equivalent shares:
      Continuing operations - primary                 $       0.05   $       0.08
      Continuing operations - assuming full dilution          0.05           0.08
      Discontinued operations                                 0.00           0.26
      Net income per common share                             0.05           0.34

Weighted average common and common equivalent shares
      outstanding:
      Primary                                            3,216,886      3,354,026
      Assuming full dilution                             3,231,454      3,354,026


The accompanying notes are an interal part of the Consolidated Financial Statements

                                 AQUAGENIX, INC. & SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                            ________

                                                               Three Months Ended
                                                                    March 31,
                                                             1995            1996
Cash flows from operating activities:
     Net income                                         $    164,385    $  1,119,997
     Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation and amortization                          48,485         137,089
       (Gain) loss on sale of property and equipment            (500)         12,011
       Gain on sale of securities                             (3,035)              0
       Provision for doubtful accounts                             0          26,368
       Discontinued operations                              (539,016)     (1,620,200)
       Net change in operating assets and liabilities        127,559         175,488

          Net cash used in operating activities             (202,122)       (149,247)

Cash flows from investing activities:
     Proceeds from sale of marketable securities             446,109         624,187
     Proceeds from sale of property and equipment                500          10,196
     Purchase of property and equipment                      (44,593)       (206,598)

          Net cash provided by investing activities          402,016         427,785

Cash flows from financing activities:
     Repayments of credit agreements                               0        (117,902)
     Proceeds from other borrowings                            1,144               0
     Payments of notes payable and long-term debt            (58,666)        (70,039)
     Issuance of common stock                                      0          32,500

          Net cash used in financing activities              (57,522)       (155,441)

Cash and cash equivalents:
Increase                                                     142,372         123,097
Beginning balance                                            270,847         687,183

Ending balance                                          $    413,219    $    810,280

Supplemental cash flow information:
Cash paid for interest                                         9,783          56,623
Cash received for income tax refund                                0         131,764




The accompanying notes are an integral part of the Consolidated Financial Statements

          AQUAGENIX, INC. & SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (UNAUDITED)

     1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements, as of and for the three month periods ended March 31, 1995 and March 31, 1996, do not include all disclosures provided in the audited annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended
          December 31, 1995 of Aquagenix, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31,
          1995 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     2.   Subsequent Event

          On April 25, 1996, the Company sold certain assets and liabilities of Haas Environmental Services, Inc. ("HES") to Heart
          Environmental Services, Inc. (the "Buyer"), a New Jersey corporation for a total consideration of $1,907,021. The aggregate consideration comprises (i) $681,000 in cash, (ii) a three-year promissory note of $600,000 issued by the Buyer, bearing interest at 9% per annum and collaterized by the pledge of 499 shares of the Buyer's Common Stock pursuant to a Stock Pledge Agreement,
          (iii) the cancellation of total obligations due to H&H Investments Corporation, Mr. Eugene M. Haas and Mr. Robert E. Haas
          (collectively known as the "Haas Shareholders") which amounted to $626,021. The consolidated results of the Company for 1996 will be positively impacted by approximately $1.5 million as a result of the HES sale. The pro-forma condensed consolidated balance sheet as of March 31, 1996 and the proforma condensed consolidated income statement for the three months ended March
          31, 1996 which give the full effect of the sale of HES based on financial information available on April 25, 1996 and as if the HES sale occurred on March 31, 1996 have been presented in the following pages 7-8.

     3.   Earnings Per Share

          Both primary and fully diluted earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares outstanding after giving effect to dilutive stock options and warrants to purchase common stock.

     4.   Income taxes
          No income taxes have been provided for the three month period ended March 31, 1996 since the company is utilizing a net operating loss carried forward of approximately $2.6 million which expires in 2010 to offset taxable income.

AQUAGENIX, INC. & SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS AT MARCH 31, 1996


                                                                      PRO FORMA      PRO FORMA
                                                       AQUAGENIX      ADJUSTMENTS    CONSOLIDATED
Assets
Current assets excluding net assets of discontinued
   operations                                           2,571,662      681,000<F1>    3,252,662
Net assets of discontinued operations                   1,192,720     (650,507)<F2>     542,213
Property and equipment, net                             1,844,814                     1,844,814
Intangible assets, net                                  3,177,583                     3,177,583
Other assets                                              261,899      600,000 <F3>     861,899

          Total assets                                 $9,048,678      630,493        9,679,171

Liabilities and Stockholders' Equity

Current liabilities                                     1,704,203                     1,704,203
Long-term debts                                         5,023,898                     5,023,898
Stockholders' equity                                    2,320,577      630,493 <F4>   2,951,070

          Total liabilities and stockholders' equity   $9,048,678      630,493        9,679,171





<F1>  Record cash proceeds from the HES Sale.
<F2>  Record the sale of certain assets and liabilities of HES.
<F3>  Record the promissory note receivable from Heart Environmental Services, Inc., the Buyer.
<F4>  Record remaining gain from the HES Sale.  Total positive impact on earnings amounted to approximately
        $1.5 million, of which approximately $870,000 relates to the change in allowance for estimated phase-out and other losses from environmental remediation segment.



         AQUAGENIX, INC. & SUBSIDIARIES
PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
    FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                                       PRO FORMA       PRO FORMA
                                                        AQUAGENIX     ADJUSTMENTS     CONSOLIDATED
Operating income                                           369,969              0          369,969

Income from continuing operations before income taxes      250,490              0          250,490

Income tax provision                                             0              0                0

Income from continuing operations                          250,490              0          250,490

Discontinued operations:
     Loss from environmental remediation business
       segment, net of income taxes                              0              0                0
     Change in allowance for estimated phase-out and
       other losses from environmental remediation
       segment                                             869,507        630,4931<F1>   1,500,000

Net income                                              $1,119,997        630,493        1,750,490

Earnings per common and common equivalent shares:
      Continuing operations - primary                   $     0.08                            0.08
      Continuing operations - assuming full dilution          0.08                            0.08
      Discontinued operations                                 0.26                            0.45
      Net income per common share                             0.34                            0.53

Weighted average common and common equivalent
      shares outstanding:
      Primary                                            3,354,026                       3,354,026
      Assuming full dilution                             3,354,026                       3,354,026





<F1>  Record remaining gain from the HES Sale.




     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION

     General

     Aquagenix, Inc. (the "Company"), through its wholly-owned subsidiary, Environmental Waterway Management, Inc. ("EWM"), provides aquatic and vegetation management services to both governmental and commercial customers in Florida, Georgia, North and South Carolina. The Company's continued emphasis on acquisitions has taken the Company from a small privately held operation to the current largest provider of aquatic and vegetation management services in the Southeastern United States. The Company's operations have grown since 1994 as a result of internal growth and the selective acquisition of privately held waterway and vegetation management companies in Florida.

     In November 1995, the Company approved a plan to dispose of the environmental remediation segment which comprises the Company's other two subsidiaries, Florida Underground Petroleum Tank Contractors, Inc. ("FUPTC") and Haas Environmental Services, Inc. ("HES").
     Accordingly, the operations of the environmental remediation segment have been accounted for as discontinued operations and the operating losses and discontinuation expenses during the phase-out period have been provided for in 1995. The operating results for 1996 include only the continuing operations relating to the aquatic and vegetation managment business.

     Results of Operations

     Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1996

     Revenues.     The Company's revenues increased by $887,482, or 65%,
     from $1,365,152 during the three months ended March 31, 1995 to $2,252,634 during the three months ended March 31, 1996. The increase in revenues was primarily attributable to an increase in the number of recurring waterway and industrial vegetation mangement contracts as well as wetland planting contracts. Much of the growth in revenues resulted from more intensive marketing efforts combined with an increasing trend toward governmental outsourcing and the growing need to comply with environmental laws and regulations. The acquisitions of AmerAquatic, Inc. ("AmerAquatic Acquisition") and L&L Mosquito & Pest Control, Inc. ("L&L Acquisition") in last quarter of 1995 have further contributed to this growth by enabling the Company to further expand its customer base in Florida, northern Georgia, North Carolina and South Carolina.

     Cost of services.   Cost of services increased by $432,194, or 65.2%, from
     $662,748 during the three months ended March 31, 1995 to $1,094,942 during the three months ended March 31, 1996. As a percentage of revenues, cost of services has remained consistent at 49% for both the quarters of 1995 and 1996.

     Selling, general and administrative. Selling, general and administrative expense increased by $156,835, or 31.8%, from $493,799 during the three months ended March 31, 1995 to $650,634 during the three months ended March 31, 1996. The increase in selling, general and administrative expenses was due mainly to higher travel expenses, personnel and facility costs associated with the expanding operations and expenditures to support the Company's infrastructure. As a percentage of revenues, such expenses have decreased from 36.2% in 1995 to 28.9% in 1996. The improved margin was attributable to operating efficiencies and economies of scale achieved following the AmerAquatic and L&L Acquisitions and internal growth experienced by the Company. Factors contributing to the improved margin from the previous period include: reduced public relations, payroll, travel and telephone expenses as a percentage of revenues which was also partly due to the streamlining of corporate operations.

     Depreciation and amortization.     Depreciation and amortization expense
     increased from $48,485 in the first quarter of 1995 to $137,089 in the first quarter of 1996. Such expense as a percentage of revenues increased from 3.6% for the quarter ended March 31, 1995 to 6.09% for the corresponding quarter in 1996. This increase reflected the depreciation of the additional equipment acquired in connection with the AmerAquatic Acquisition including the purchase of five "spra-buggies" costing $132,500 in the first quarter of 1996. In addition, there was an increase in amortization relating to goodwill acquired from the AmerAquatic Acquisition.

     Interest income. Interest income decreased by $27,828, from $69,139 for the first quarter of 1995 to $41,311 for the corresponding quarter of 1996. The decrease in interest income was consistent with the lower average balance of marketable securities in 1995 as compared to 1996.

     Interest expense.   Interest expense increased by $151,007  from $9,783
     during the three months ended March 31, 1995 to $160,790 during the three months ended March 31, 1996 primarily as a result of the 12.5% Senior Secured Note of $5,000,000 issued in October 1995 to finance the AmerAquatic Acquisition.

     Discontinued operations. Other income was related principally to the change in allowance for estimated phase-out and other losses for discontinued operations.

     Quarterly results.     Income from continuing operations increased by
     $76,614, or 44.1%, from $173,876 during the three months ended March 31, 1995 to $250,490 during the three months ended March 31, 1996. There was no provision for income tax for the three months ended March 31, 1996 in view of the net operating loss carryforward. The first quarter's results is a positive indication of the Company's optimism towards the strategic decision to focus on its aquatic and vegetation management business which management believes will continue to show significant growth potential.

     Liquidity and Capital Resources

     Working capital.      Working capital, which consists principally of cash,
     accounts receivable and income tax receivable, was $1,441,875 at December 31, 1995, compared to $867,459 at March 31, 1996. This excluded the net assets/liabilities of discontinued operations. The reduction in working capital was mainly attributable to the improvement in the collection period for accounts receivable from 39 days at December 31, 1995 to 30 days at March 31, 1996, the liquidation of the marketable securities and the refund of income tax of $131,764. Of the Company's accounts receivable outstanding at December 31, 1995 and March 31
     ,1996, $140,693 (14%) and $ 115,950 (15%) were due from four customers, respectively. At March 31, 1996, the Company's allowance for doubtful debts was $29,529 which the Company believes is currently adequate to cover anticipated losses based on prior experience.

     At March 31, 1996, the Company has loan agreements with SunTrust
     Bank, Miami, N.A. ("SunTrust") which provided for borrowings under a revolving line of credit of up to $750,000, a 15-year loan in the principal amount of $94,144 collaterized by certain real property and equipment loans in the principal amounts of $90,624. At March 31, 1996, an aggregate of $538,860 was oustanding under the loan agreeements, of which $404,415 was outstanding under the line of credit, $90,341 was outstanding under the 15-year loan and $44,104 was oustanding under equipment loans. Advances under the line of credit are based on certain borrowing formulas relating to eligible accounts receivable of EWM. The receivables of the discontinued operations remain as pledged collateral to this line of credit but cannot be used as part of the borrowing base under the line. Interest accrues at 1.5% above prime for the line. This line of credit expires in March 1997.

     Cash flows from operating activities.        For the three months ended
     March 31, 1995, the Company's cash flows used in operations was $202,122 as compared to $149,247 for the three months ended March 31, 1996. Of this total cash used in operating activities, $346,385 and $601,446 were generated from continuing operations for the quarters ended March 31, 1995 and 1996, respectively. The increase in cash flows from continuing operations was attributable to the increased net income as a result of internal growth and acquisitions.

     Cash flows from investing activities.           Cash provided by investing
     activities in the first quarter of 1996 of $624,187 came from the liquidation of marketable securities. This was partly offset by capital expenditures of $206,598 for the three months ended March 31, 1996 which related mainly to the purchase of the "spra-buggies". In April 1996, the Company has refinanced the capital expenditures in relation to the "spra-buggies" with a commercial equipment financing company who has approved an equipment financing line of $750,000, of which an initial drawdown of $150,000 has been made. The Company is currently negotiating a potential acquisition for the aquatic and vegetation management business for approximately of $1.5 million which is expected to be funded from borrowings. In line with its strategic objective of the expansion of the aquatic and vegetation management business, the Company will continue to evaluate potential acquisitions utilizing primarily equity financing until the additional leverage from AmerAquatic Acquisition is reduced.

     Cash flows from financing activities.        The Company repaid a total of
     $187,941 of its borrowings  during the first quarter of 1996.

     Discontinued operations. During the three months ended March 31, 1996, the Company repaid all advances made to the discontinued operations under the previous revolving line of credit with SunTrust which amounted to approximately $818,000 and the long-term loan of $1,975,000 to SunTrust which was used to finance the acquisition of HES. The repayments were funded from the proceeds of the liquidation of marketable securities and the loan from USL Capital Corporation. The repayments of these liabilities combined with the other income of $869,507 taken up for the first quarter of 1996 which related principally to the change in allowance for estimated phase-out and other losses resulted in net assets of discontinued operations of $1,192,720 at March 31, 1996 compared to net liabilties of $449,550 at December 31, 1995.

     The Company has been vigorously continuing its collection efforts in order to improve the cash flows of its remediation segment until disposal. Gross accounts receivable for the remediation segment, excluding a long-term receivable of $1,048,222 at December 31, 1995 and $1,221,642 at March 31, 1996, has decreased by $1,818,490 from $3,661,354 at
     December 31, 1995 to $1,842,864 at March 31, 1996. The decrease was mainly due to the transfer of the uncollected portion of the accounts receivable of HES which amounted to approximately $1,188,000 back to Mr. Eugene M. Haas and Mr. Robert E. Haas, pursuant to the Haas
     Purchase Agreement dated as of February 28, 1995.

     In March 1996, the Company entered into an agreement with SunTrust for a one-year extension to February 10, 1997 of the loan of $760,000 (the "FUPTC Loan") advanced under a revolving line of credit for FUPTC relating to a specific remediation project. The new terms include a monthly principal repayment of $5,000 and interest at 1-1/2% above prime. The new maturity date of the loan will be the earlier of the receipt of payments from the customer for the specific remediation project or February 10, 1997. In addition, a principal repayment of $100,000 has been negotiated to be made in May 1996 in order to release the pledge on the accounts receivable of HES by SunTrust.

     On April 25, 1996, the Company sold substantially all of the assets and liabilities of HES to Heart Environmental Services, Inc. (the "Buyer"), a New Jersey corporation for a total consideration of $1,907,021. The total consideration comprises (i) $681,000 in cash, (ii) a three-year promissory note of $600,000 issued by the Buyer, bearing interest at 9% per annum and collaterized by the pledge of 499 shares of the Buyer's Common
     Stock pursuant to a Stock Pledge Agreement, (iii) the cancellation of total obligations due to H&H Investments Corporation, Mr. Eugene M. Haas and Mr. Robert E. Haas (collectively known as the "Haas Shareholders") which amounted to $626,021. In connection with the HES Sale, the Company and the Haas Shareholders entered into a lock-up agreement relating to the 219,000 shares of the Company's common stock (the
     "Shares") owned by the Haas Shareholders. The lock-up agreement provides that any sale or transfer of the Shares by the Haas Shareholders will be restricted to an amount of not greater than 20,000 Shares for every three-month period. As a result of the HES sale, the Company has agreed not to pursue any claims against the Haas Shareholders in connection with the Haas acquisition in February 1995. The consolidated results of the Company for 1996 may be positively impacted by approximately $1.5 million as a result of the HES sale. The pro-forma condensed consolidated balance sheet as of March 31, 1996 and the proforma condensed consolidated income statement for the three months ended March 31, 1996 which give the full effect the sale of HES based on financial information available on April 25, 1996 and as if the HES sale occurred on March 31, 1996 have been presented in the notes to the Consolidated Financial Statements.

     The proceeds from the HES sale have been used to repay a portion of the loan from USL Capital which amounted to $405,722 which includes
     $391,044 principal and $14,678 interest payments. The proceeds will also be used for a principal repayment of the FUPTC Loan in the amount of $100,000 in May 1996 as mentioned above and to settle certain remaining liabilities of HES.




                  PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings
               Not applicable.

     Item 2.   Changes in Securities
               Not applicable.

     Item 3.   Defaults Upon Senior Securities
               Not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders
               Not applicable.

     Item 5.   Other Information
        On April 25, 1996, the Company sold substantially all of the assets and liabilities of HES to Heart Environmental Services, Inc. (the "Buyer"), a New Jersey corporation for a total consideration of $1,907,021. The total consideration comprises (i) $681,000 in cash,
        (ii) a three-year promissory note of $600,000 issued by the Buyer, bearing interest at 9% per annum and collaterized by the pledge of 499 shares of the Buyer's Common Stock pursuant to a Stock Pledge Agreement,
        (iii) the cancellation of the promissory note obligation of the Company of $436,921 by H&H Investment Corporation, Mr. Eugene M. Haas and
        Mr. Robert E. Haas (collectively known as the "Haas Shareholders"), also the shareholders of the Buyer, (iv) the cancellation of the obligations amounting to $100,000 by the Haas Shareholders pursuant to their employment termination agreement, (v) the cancellation of the lease obligations to the Haas Shareholders amounting to $62,700 in connection to a office lease agreement,
        (vi) the cancellation of an equipment note payable of $26,400 by the Haas Shareholders. In connection with the HES sale, the Company and the Haas Shareholders entered into a lock-up agreement relating to the 219,000 shares of the Company's common stock (the "Shares") owned by the Haas Shareholders. The lock-up agreement provides that any sale or transfer of the Shares by the Haas Shareholders will be restricted to an amount of not greater than 20,000 Shares for every three-month period. As a result of the HES sale, the Company has agreed not to pursue any claims against the Haas Shareholders in connection with the Haas acquisition in February 1995. Reference is made to the Asset Purchase Agreement, dated as of April 25, 1996, among the Company, HES, the Buyer, the Haas Shareholders and Haas Sand and Gravel, Inc., filed as exhibit 10.76 to the Current Report on Form 8-K dated April 25 1996, for further information concerning the terms and conditions of the HES sale.



     Item 6.   Exhibits and Reports on Form 8-K

        (a)    Exhibits:

       Exhibit  Description

        10.77 First Amendment to Credit Agreement, Revolving Credit Note and Re-affirmation and Ratification of Guaranty Agreements, dated March 29, 1996 between SunTrust Bank, Miami, N.A. and the Company

        10.78 Amendment to Loan Agreement, Amended Promissory Note and Re-affirmation and Ratification of Guaranty Agreements, dated as of March 29, 1996 between SunTrust Bank, Miami, N.A. and FUPTC

        10.79 Contract Between The South Florida Water Management District and EWM, dated as of February 6, 1996

        10.80 Amendment to Senior Secured Note and Warrant Purchase Agreement between the Company and The Equitable Life Assurance Society of the United States, dated as of December 15, 1995

        27.1    Financial Data Schedule


        (b)    Reports on Form 8-K

          During the quarter ended March 31, 1996, the registrant filed the following report on Form 8-K:

          (i)  Current Report on Form 8-K dated March 8, 1996
          (filed March 20, 1996) which reported the following events:

               (a) the resignations of Mr. Alan Chesler and Mr.Robert Radler as officers and directors of the Company,
               (b) the election of Mr. Andrew Chesler as Chief Executive
                   Officer, President, Treasurer and Chairman of the Board of the Company,
               (c) election of Mr. Allen H. Stern as director of the Company,
               (d) the anticipated consolidated net loss of approximately
                   $8,000,000 for the year ended December 31, 1995 which related principally to losses associated with the discontinued operations of the Company's environmental remediation segment, and
               (e) the award of a new contract with South Florida Water
                   Management District who has a budget of
                   $7,000,000 for aquatic and vegetation management services relating to flood control, water supply and environmental restoration.

          The Company also filed a Current Report on Form 8-K dated April 25, 1996 on May 10 ,1996 which reported the sale of Haas Environmental Services, Inc. to Heart Environmental Services, Inc. for a total consideration of $1,907,021, to which reference has been made in this Form 10-QSB.








                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 AQUAGENIX, INC.


Date:  May 13, 1996                          By: /s/ Andrew P. Chesler
                                                 Andrew P. Chesler,
                                                 Chairman of the Board,
                                                 Chief Executive Officer,
                                                 President and Treasurer
                                                 (Principal Executive Officer)


Date:  May 13, 1996                          By: /s/ Helen Chia
                                                 Helen Chia,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)


                          Exhibit Index


                                                             Sequentially
Exhibit Number Description                                   Numbered Page

     10.77     First Amendment to Credit Agreement,              19-31
               Revolving Credit Note and Re-affirmation and Ratification of Guaranty Agreements, dated March 29, 1996 between SunTrust
               Bank, Miami, N.A. and the Company

     10.78     Amendment to Loan Agreement, Amended              32-45
               Promissory Note and Re-affirmation and
               Ratification of Guaranty Agreements, dated dated as of March 29, 1996 between SunTrust
               Bank, Miami, N.A. and FUPTC

     10.79     Contract Between The South Florida Water          46-60
               Management District and EWM, dated as of February 6, 1996

     10.80     Amendment to Senior Secured Note and              61-64
               Warrant Purchase Agreement between the
               Company and The Equitable Life Assurance
               Society of the United States, dated as of December 15, 1995

     27.1      Financial Data Schedule                             65