Form 10-Q
period 1996-06-30
AQUAGENIX INC/DE
filed 1996-08-19
CIK 923604

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE  ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

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


The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of August 15, 1996 was 3,934,058.


Transitional Small Business Disclosure Format:       Yes        No x





                         Page 1 of 18 Pages




                         AQUAGENIX, INC.
                           FORM 10-QSB
                              INDEX


PART I.   FINANCIAL INFORMATION                                          PAGE

Item 1:        Financial Statements
               Consolidated Balance Sheets as of December 31,
               1995 and June 30, 1996 (unaudited)                          3

               Consolidated Statements of Operations for the three
               months and six months ended June 30, 1995 and
               June 30, 1996 (unaudited)                                   4

               Consolidated Statements of Cash Flows for the six
               months ended June 30, 1995 and June 30, 1996
               (unaudited)                                                 5

               Notes to Consolidated Financial Statements                 6-8


Item 2:         Management's Discussion and Analysis or Plan of
                Operation                                                9-15


PART II.  OTHER INFORMATION                                             16-17



SIGNATURES                                                                18



          AQUAGENIX, INC. & SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS

                                                   December 31,      June 30,
                      Assets                           1995            1996
                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                    $    687,183    $  2,482,646
     Marketable securities                             639,095               0
     Accounts receivable, net of allowance for doubtful
       accounts of $40,632 and $45,392, respectivel    997,567         989,205
     Income tax receivable                             618,003          12,053
     Inventories                                       370,497         501,304
     Net assets of discontinued operations                   0         376,027
     Prepaid expenses and other                        254,575         412,643

          Total current assets                       3,566,920       4,773,878

Property and equipment, net                          1,746,016       1,859,362
Intangible assets, net                               3,222,013       4,851,207
Deferred financing costs, net                          146,875         206,873
Other assets                                            93,239         816,884

          Total assets                            $  8,775,063    $ 12,508,204

     Liabilities and Stockholders' Equity

Current liabilities:
     Current maturities of long-term debt         $    628,578    $    167,346
     Borrowings under credit agreements                522,317         404,415
     Accounts payable                                  562,712       1,183,412
     Net liabilities of discontinued operations        449,550               0
     Other current liabilities                         411,438         187,462

          Total current liabilities                  2,574,595       1,942,635

Long-term debt, net of current maturities            5,032,388       5,250,926
Deferred income tax                                          0         376,000


          Total liabilities                          7,606,983       7,569,561

Stockholders' equity:
     Preferred stock, par value $.01,
        1,000,000 shares authorized,
        no shares issued and outstanding                     0               0
     Common stock, par value $.01,
        10,000,000 shares authorized,
        3,210,367 and 3,871,558 shares issued
        and outstanding, respectively                   32,104          38,716
     Additional paid-in capital                      8,419,164      11,351,481
     Accumulated deficit                            (7,332,385)     (6,451,554)
     Unrealized gain on securities                      49,197               0

       Total stockholders' equity                    1,168,080       4,938,643

       Total liabilities and stockholders' equity $  8,775,063    $ 12,508,204


The accompanying notes are an integral part of the Consolidated Financial Statements


                      Page 3


          AQUAGENIX, INC. & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Unaudited)

                                                        Three Months Ended                Six Months Ended
                                                              June 30,                        June 30,
                                                        1995            1996            1995            1996

Revenues - Aquatic management operations           $  1,490,192    $  2,479,478    $  2,855,344    $  4,732,112

Costs and expenses:
     Costs of services                                  741,932       1,309,029       1,404,680       2,403,971
     Selling, general and administrative                759,388         752,414       1,253,187       1,403,048
     Depreciation and amortization                       41,103         141,943          89,588         279,032

          Total costs and expenses                    1,542,423       2,203,386       2,747,455       4,086,051

           Operating (loss) income                      (52,231)        276,092         107,889         646,061

Interest income                                          41,941           1,982         111,080          43,293
Interest expenses                                       (82,391)       (161,619)        (92,174)       (322,409)

(Loss) income from continuing operations before
      income taxes                                      (92,681)        116,455         126,795         366,945

Income tax (benefit) provision                          (31,512)              0          14,088               0

(Loss) income from continuing operations                (61,169)        116,455         112,707         366,945

Discontinued operations:
     Loss from environmental remediation business
        segment, net of income taxes                   (269,059)              0        (278,550)              0
     Change in allowance for estimated phase-out losses
        from environmental remediation segment                0        (404,818)              0         464,689

Net (loss) income                                  $   (330,228)   $   (288,363)   $   (165,843)   $    831,634

Earnings (loss) per common and common equivalent shares:
      Continuing operations - primary              $      (0.02)   $       0.03    $       0.03    $       0.11
      Continuing operations - assuming full dilution      (0.02)           0.03            0.03            0.11
      Discontinued operations                             (0.09)          (0.12)          (0.08)           0.14
      Net (loss) income per common share                  (0.11)          (0.09)          (0.05)           0.25

Weighted average common and common equivalent shares
      outstanding:
      Primary                                         3,126,887       3,411,639       3,342,194       3,322,364
      Assuming full dilution                          3,126,887       3,417,309       3,342,194       3,325,200


 The accompanying notes are an integral part of the Consolidated Financial Statements

                                Page 4



                                  AQUAGENIX, INC. & SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                              ________

                                                        Six Months Ended
                                                             June 30
                                                       1995            1996

Cash flows from operating activities:
     Net (loss) income                            $   (165,843)   $    831,634
     Adjustments to reconcile net income to net
      cash used in operating activities:
       Depreciation and amortization                    89,588         279,032
       (Gain) loss on sale of property and equipment     3,741          (9,312)
       Gain on sale of securities                      (23,477)              0
       Provision for doubtful accounts                   4,576          50,942
       Consulting fees                                       0          88,930
       Discontinued operations                        (193,190)       (793,238)
       Net change in operating assets and liabilities (548,541)        (23,852)

          Net cash (used in) provided by operating
            activities                                (833,146)        424,136

Cash flows from investing activities:
     Proceeds from sale of marketable securities     1,654,785         624,187
     Proceeds from sale of property and equipment        8,965         273,596
     Cash paid for acquisitions                        (16,724)        (51,221)
     Purchase of marketable securities                (328,878)              0
     Purchase of property and equipment               (110,666)       (502,846)

          Net cash provided by investing activities  1,207,482         343,716

Cash flows from financing activities:
     Repayments of credit agreements                      (986)       (117,902)
     Payments of notes payable and long-term debt     (104,924)       (609,487)
     Proceeds from other borrowings                      9,885         255,000
     Issuance of common stock                                0       1,500,000

          Net cash (used in) provided by financing
            activities                                 (96,025)      1,027,611

Cash and cash equivalents:
Increase                                               278,311       1,795,463
Beginning balance                                      270,847         687,183

Ending balance                                    $    549,158    $  2,482,646


The accompanying notes are an integral part of the Consolidated Financial Statements

                    AQUAGENIX, INC. & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the audited annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 of Aquagenix, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1995 financial statements were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.   Business Combination

     On June 7, 1996, the Company issued 270,000 shares of common stock and paid $150,000 in cash for all the outstanding common stock of Aquatic
     and Right of Way Control, Inc. ("ARC").  The   Company entered into a
     two-year employment agreement with one of the former shareholders of ARC.

     The Company has accounted for the acquisition using the purchase method of accounting and the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 10-25 years. The results of operations of the acquired company have been included in the consolidated financial statements from the date of acquisition.

     The following unaudited pro forma information combines the consolidated results of operations of the Company and ARC as if the acquisition had occurred on January 1, 1995:

                                                   Six Months Ended June 30,
                                                      1995             1996

     Revenues - Aquatic management operations   $   3,295,742     $  5,127,742

     Income from continuing operations          $     170,494     $    417,202

     Earnings per common and common
        equivalent share - assuming full dilution $      0.05     $      0.12

     The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

     ARC was a leading provider of industrial vegetation and utility right of way management services in Florida, Georgia and Alabama. These services include the control of noxious weeds in the right of way areas adjacent to distribution and transmission power lines. The Company intends to continue the existing business and to further develop the industrial vegetation and utility right of way management services previously conducted by ARC.

3.   Discontinued Operations

     On April 25, 1996, the Company sold certain assets and liabilities of Haas Environmental Services, Inc. ("HES") to Heart Environmental Services, Inc. (the "Buyer"), a New Jersey corporation for a total consideration of $1,907,021. The aggregate consideration comprises (i) $681,000 in cash,
     (ii) a three-year promissory note of $600,000 issued by the Buyer, bearing interest at 9% per annum and collaterized by the pledge of 499 shares of the Buyer's Common Stock pursuant to a Stock Pledge Agreement, (iii) the cancellation of total obligations due to H&H Investments Corporation, Mr. Eugene M. Haas and Mr. Robert E. Haas (collectively known as the "Haas Shareholders") which amounted to $626,021. No pro forma information has been provided for the disposal of HES since the operations of this subsidiary were treated as discontinued operations in 1995.

     The gain realized from the sale of HES was partly offset by the additional provision made by the Company during the three month s ended June 30, 1996, for estimated phase-out losses relating to the discontinuation of the remaining remediation subsidiary, Florida Underground Petroleum Tank Contractors, Inc. ("FUPTC"), which includes anticipated operating losses from December 1995 to the expected date of disposal ("the phase-out period"). The phase-out period has been extended to allow more time to complete the outstanding contractual obligations and to locate a buyer for its remediation assets. Management currently estimates that the net realizable value of its remaining remediation business approximates the net book value of its net assets. However, higher than anticipated losses from the completion of the remaining contractual obligations and higher discontinuation expenses during the phase-out period combined with the inability to locate a buyer for the assets of FUPTC may result in higher than anticipated phase-out losses which may negatively impact year-to-date results.

4.   Earnings Per Share

     Both primary and fully diluted earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares outstanding after giving effect to dilutive stock options and warrants to purchase common stock.

5.   Income Taxes

     No income taxes have been provided for the three months and six months ended June 30, 1996 since the Company has a net operating loss carryforward which is available to offset taxable income.

6.   Capital Lease

     During April 1996, the Company entered into a sale and leaseback capital lease agreement, for a principal amount of $300,000, with a commercial equipment financing company to refinance the capital expenditures for application equipment.

7.   Private Placements

     During June 1996, the Company completed three equity private placements totaling 375,000 shares of the common stock of the Company at a price of $4 per share for a total cash consideration of $1,500,000. Of the total, 125,000 shares were issued to Mr. Jeffrey T. Katz, a director of the Company.

8.   Subsequent Events

     On July 23, 1996, the Company completed a private placement of 62,500 shares of common stock at a purchase price of $4 per share for an aggregate amount of $250,000.

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION

   General

Aquagenix, Inc. (the "Company"), through its wholly-owned subsidiaries, provides aquatic and industrial vegetation management services to both governmental and commercial customers in Florida, Alabama, Georgia, North and South Carolina. The Company's continued emphasis on quality service, growth and acquisitions has resulted in the Company becoming the current largest provider of aquatic and industrial vegetation management services in the Southeastern United States. The Company's operations have grown since 1994 as a result of internal growth and the selective acquisition of privately held waterway and vegetation management companies in Florida, Georgia and the Carolinas.

In November 1995, the Company approved a plan to dispose of the environmental remediation segment which comprises the Company's other two subsidiaries, Florida Underground Petroleum Tank Contractors, Inc. ("FUPTC") and Haas Environmental Services, Inc. ("HES"). Accordingly, the operations of the environmental remediation segment have been accounted for as discontinued operations and the operating losses and discontinuation expenses during the phase-out period have been provided for in 1995. The operating results for 1996 include only the continuing operations relating to the aquatic and vegetation management business.

Results of Operations

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1996

Revenues. The Company's revenues increased by $989,286, or 66.4%, from $1,490,192 during the three months ended June 30, 1995 to $2,479,478 during the three months ended June 30, 1996. The increase in revenues was primarily attributable to an increase in the number of recurring waterway and industrial vegetation management contracts as well as wetland planting contracts. This was mainly brought about by expansion of its customer base in Florida, northern Georgia, North Carolina and South Carolina as a result of intensive marketing efforts and acquisitions.

In addition, the acquisition of Aquatic & Right of Way Control, Inc. ("ARC Acquisition") contributed $100,423 of revenues from right of way contracts in the current quarter. ARC is a leading provider of industrial vegetation and utility right of way management services in Florida, Georgia and Alabama.
These services include weed control and growth regulation in right of way
areas adjacent to distribution and transmission power lines.   The Company
has entered into a two-year employment agreement with ARC's former shareholder /president and he will continue to develop the industrial right of way business as well as to ensure continuity and goodwill. In addition to the typical aquatic vegetation management customers, the Company has begun targeting its marketing efforts at utilities and transportation authorities throughout the Southeast and Sunbelt states to secure right of way contracts for the regions' extensive network of power lines and highways. There has been a growing trend in the outsourcing of work traditionally performed in-house by these governmental and quasi-governmental agencies and private utility companies.

In July 1996, the Company secured a $1 million three-year contract with Florida Power & Light Company, Florida's largest electric utility company, for the provision of industrial vegetation management services to their various power substations throughout Florida.

Cost of services.   Cost of services increased by $567,097, or 76.4%, from
$741,932 during the three months ended June 30, 1995 to $1,309,029 during the three months ended June 30, 1996. The increase in cost of services was mainly attributable to increased chemicals, insurance, fuel and labor costs which was directly a result of the Company's expanding operations. As a percentage of revenues, cost of services have increased from 49.8% in the second quarter of 1995 to 52.8% in the second quarter of 1996. The reduced gross margin was attributable to a higher mix of industrial vegetation management contracts in the second quarter of 1996 as compared to the corresponding quarter of 1995. Gross margins from these contracts are generally lower than the aquatic vegetation management contracts as they involve a higher usage of chemicals. In addition, third party subcontractors are employed for control of vegetation along utility lines using helicopters and aerial spray equipment.

Selling, general and administrative.    Selling, general and administrative
expense decreased by $6,974, or 1.0%, from $759,388 during the three months ended June 30, 1995 to $752,414 during the three months ended June 30, 1996.
The decrease in selling, general and administrative expenses was due mainly to on-going cost control measures taken in relation to general corporate expenses which have significantly offset the higher operating expenses associated with the expanding operations and the assimilation of the ARC's operations. As a percentage of revenues, such expenses have decreased from 51.0% in 1995 to 30.3% in 1996. This was attributable to operating efficiencies and economies of scale achieved following the ARC, AmerAquatic and L&L acquisitions and internal growth experienced by the Company. The main factors contributing to the decrease in selling, general and administrative expenses as a percentage of revenues as compared to 1995 include reduced consulting and professional fees, and lower public relations and travel expenses resulting from the streamlining of corporate operations.

Depreciation and amortization.     Depreciation and amortization expense
increased from $41,103 in the second quarter of 1995 to $141,943 in the second quarter of 1996. Such expense as a percentage of revenues increased from 2.8% for the quarter ended June 30, 1995 to 5.7% for the corresponding quarter in 1996. This increase reflected the depreciation of the additional equipment acquired in connection with the AmerAquatic acquisition including the purchase of application equipment in the first quarter of 1996. In addition, there was an increase in amortization relating to intangibles acquired from the AmerAquatic and L&L acquisitions.

Interest income.       Interest income decreased by $39,959 from $41,941 for
the second quarter of 1995 to $1,982 for the corresponding quarter of 1996. The decrease in interest income was consistent with the lower average balance of marketable securities in 1996 as compared to 1995.

Interest expense.      Interest expense increased by $79,228  from $82,391
during the three months ended June 30, 1995 to $161,619 during the three months ended June 30, 1996 primarily as a result of the 12.5% Senior Secured Note of $5,000,000 issued in October 1995 to finance the AmerAquatic acquisition.

Discontinued operations.    The change in allowance for estimated phase-out
losses from discontinued operations related principally to an increase in such allowance for the remaining remediation subsidiary, FUPTC. This has been partly offset by the gain on sale of certain assets of HES. The phase-out period for FUPTC has been extended to allow more time to complete the outstanding contractual obligations and also to locate a buyer for its remediation assets.

Quarterly results.     Income from continuing operations increased by
$116,936 from a loss of $61,169 during the three months ended June 30, 1995 to $112,707 during the three months ended June 30, 1996. There was no provision for income taxes for the three months ended June 30, 1996 in view of the net operating loss carryforward. The second quarter's results continue to indicate significant growth potential of the Company's aquatic and industrial vegetation management business, especially in its industrial vegetation management business, where the Company has begun to create a niche for itself, with the ARC Acquisition providing the springboard from which marketing efforts are being targeted at electric and power utilities, telephone and railroad companies, transportation departments and industrial sites.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1996

Revenues. The Company's revenues increased by $1,876,768, or 65.7%, from $2,855,344 during the six months ended June 30, 1995 to $4,732,112 during the six months ended June 30, 1996. The increase in revenues was primarily attributable to an increase in the number of recurring waterway and industrial vegetation management contracts as well as wetland planting contracts. Much of the growth in revenues resulted from more intensive marketing efforts combined with an increasing trend toward governmental and private outsourcing and the growing need to comply with environmental laws and regulations. The acquisitions of AmerAquatic and L&L in last quarter of 1995 have also contributed to this growth by enabling the Company to further expand its customer base in Florida, northern Georgia, North Carolina and South Carolina.

In addition, the acquisition of ARC, which was completed on June 7, 1996, contributed $100,423 of revenues from right of way contracts in the current quarter. ARC is a leading provider of industrial vegetation and utility right of way management services in Florida, Georgia and Alabama. These services include the control of weeds and undergrowth in right of way areas adjacent to distribution and transmission power lines.

Cost of services.   Cost of services increased by $999,291, or 71.1%, from
$1,404,680 during the six months ended June 30, 1995 to $2,403,971 during the six months ended June 30, 1996. The increase in cost of services was mainly attributable to increased chemicals, insurance, fuel and labor costs which was directly a result of the Company's expanding operations. As a percentage of revenues, cost of services have increased from 49.2% for the six months ended June 30, 1995 to 50.8% for the six months ended June 30,
1996.   The reduced gross margin  was  attributable to a higher mix of industrial vegetation management contracts in the six months ended June 30, 1996 as compared to the corresponding period of 1995. Gross margins from these contracts are generally lower than the aquatic vegetation management contracts as they involve a higher usage of chemicals. In addition, third party subcontractors are employed for control of vegetation along utility lines using helicopters and aerial spray equipment.

Selling, general and administrative.     Selling, general and administrative
expense increased by $149,861, or 12.0%, from $1,253,187 during the six months ended June 30, 1995 to $1,403,048 during the six months ended June 30, 1996.
The increase in selling, general and administrative expenses was due mainly to higher insurance and travel expenses, personnel and facility costs associated with the expanding operations and expenditures to support the Company's infrastructure. This has been offset by on-going cost control measures taken in relation to general corporate expenses. As a percentage of revenues, such expenses have decreased from 43.9% in 1995 to 29.6% in 1996. This was attributable to operating efficiencies and economies of scale achieved following the ARC, AmerAquatic and L&L acquisitions and internal growth experienced by the Company. The key factors contributing to the lower percentage of selling, general and administrative expenses to revenues as compared to the previous period include reduced consulting and professional fees and lower public relations and travel expenses resulting from the streamlining of corporate operations.

Depreciation and amortization.     Depreciation and amortization expense
increased from $89,588 for the first six months of 1995 to $279,032 for the first six months of 1996. Such expense as a percentage of revenues increased from 3.1% for the six months ended June 30, 1995 to 5.9% for the corresponding period in 1996. This increase reflected the depreciation of the additional equipment acquired in connection with the AmerAquatic acquisition including the purchase of application equipment in the first quarter of 1996. In addition, there was an increase in amortization relating to intangibles acquired from the AmerAquatic and L&L acquisitions.

Interest income.       Interest income decreased by $67,787, from $111,080
for the six months ended June 30, 1995 to $43,293 for the six months ended June 30, 1996. The decrease in interest income was consistent with the lower average balance of marketable securities in 1996 as compared to 1995.

Interest expense.      Interest expense increased by $230,235 from $92,174
during the six months ended June 30, 1995 to $322,409 during the six months ended June 30, 1996, primarily as a result of the 12.5% Senior Secured Note of $5,000,000 issued in October 1995 to finance the AmerAquatic acquisition.

Discontinued operations. The change in the allowance for estimated phase-out losses from discontinued operations for the six months ended June 30, 1996 related principally to the gain on sale of certain assets of HES which has been partly offset by an increase in allowance for estimated phase-out losses for the remaining remediation subsidiary, FUPTC. This increase in allowance for estimated phase-out losses in the second quarter of 1996 has resulted in a decrease in the earnings per common and common equivalent share for the discontinued operations from $0.26 for the three months ended March 31, 1996 to $0.14 for the six months ended June 30 ,1996. The phase-out period for FUPTC has been extended to allow more time to complete the outstanding contractual obligations and to locate a buyer for its remediation assets. Management currently estimates that the net realizable value of its remaining environmental business approximates the net book value of its net assets. However, the inability to locate a buyer for the assets of FUPTC, higher than anticipated operating losses from the completion of the remaining contractual obligations and higher discontinuation expenses during the remaining phase-out period may result in higher than anticipated phase-out losses which may negatively impact the year-to-date results.

Liquidity and Capital Resources

Working capital.     Working capital (excluding net assets/liabilities of
discontinued operations), which consists principally of cash and accounts receivable , was $1,441,875 at December 31, 1995, compared to $2,455,216 at June 30, 1996. The increase in working capital was mainly attributable to the cash proceeds from the issuance of common stock in connection with certain private placements undertaken in June 1996. Of the Company's accounts receivable outstanding at December 31, 1995 and June 30 ,1996, $239,017 (23.5%) and $356,316 (36.0%) were due from five customers, respectively. The Company secured larger non-recurring contracts for the six months ended June 30, 1996 as compared to 1995. The collection period for accounts receivable improved from 39 days at December 31, 1995 to 32 days at June 30, 1996. At June 30, 1996, the Company's allowance for doubtful debts was $45,392 which the Company believes is currently adequate to cover anticipated losses based on prior experience.

At June 30, 1996, the Company has loan agreements with SunTrust Bank, Miami, N.A. ("SunTrust") which provided for borrowings under a revolving line of credit of up to $750,000, a 15-year loan in the principal amount of $94,144 collaterized by certain real property and equipment loans in the principal amounts of $90,624. At June 30, 1996, an aggregate of $529,787 was outstanding under the loan agreements, of which $404,415 was outstanding under the line of credit, $88,772 was outstanding under the 15-year loan and $36,600 was outstanding under equipment loans. Advances under the line of credit are based on certain borrowing formulas relating to eligible accounts receivable of EWM. The receivables of the discontinued operations remain as pledged collateral to this line of credit but cannot be used as part of the borrowing base under the line. Interest accrues at 1.5% above prime for the line. This line of credit expires in March 1997.

Capital Commitments        As of June 30, 1996, the Company has capital
commiments to purchase fifty-five specialized application equipment known as "Spra-Buggies" over the next 28 months at a purchase price of $25,000 per equipment. The Company anticipates that these capital expenditures will be funded by a combination of cash flows from operations and loans from equipment financing companies.

Cash flows from operating activities.      For the six months ended June 30,
1995, the Company's cash flows used in operations was $833,146 as compared to cash generated from operations of $424,136 for the six months ended June 30, 1996. Of the net cash used in operating activities for the six months ended June 30, 1995, $300,718 were used in continuing operations whereas for the six months ended June 30, 1996, net cash provided by continuing operations amounted to $752,685. The increase in cash flows from continuing operations was primarily attributable to the cash flows generated from internal growth and from acquired operations.

Cash flows from investing activities.     Cash provided by investing activities
in the six months ended June 30, 1996 of  $343,716  was  derived  primarily
from  the  liquidation  of   marketable securities.  This was partly offset by
capital expenditures of $502,846 for the six months ended June 30, 1996 which related mainly to the purchase of application equipment.

Cash flows from financing activities.      The Company repaid a total of
$727,389 of its borrowings during the six months ended June 30, 1996 which included the repayment of the promissory note of $500,000 issued in connection with the AmerAquatic Acquisition in October 1995. In April 1996, the Company entered into a sale and leaseback capital lease agreement, for a principal amount of $300,000, with a commercial equipment financing company to refinance the capital expenditures for land-based application equipment (also known as to "spra-buggies").

In June 1996, the Company completed three equity private placements totaling 375,000 shares of the common stock of the Company at a price of $4 per share for a total cash consideration of$1,500,000. Of the total, 125,000 shares were issued to Mr. Jeffrey T. Katz, a director of the Company. On July 23, 1996, the Company completed another private placement of 62,500 shares of the common stock of the Company at a purchase price of $4 per share for an aggregate amount of $250,000. The proceeds from these equity placements will primarily be used to finance working capital and future acquisitions. The Company continues to pursue potential acquisitions and to seek financing alternatives such as private debt or equity offerings with potential investors or an increase in credit facilities with banking institutions.

Discontinued operations.     During the six months ended June 30, 1996, the
Company repaid all advances made to the discontinued operations under the previous revolving line of credit with SunTrust which amounted to approximately $818,000 and the long-term loan of $1,975,000 to SunTrust which was used to finance the acquisition of HES in 1995. The repayments were funded primarily from the proceeds of the liquidation of marketable securities and the loan from USL Capital Corporation. The repayments of these liabilities combined with net income from discontinued operations for the six months ended June 30, 1996 resulted in net assets of discontinued operations of $376,027 at June 30, 1996 compared to net liabilities of $449,550 at December 31, 1995.

In March 1996, the Company entered into an agreement with SunTrust for a one-year extension to February 10, 1997 of the loan of $760,000 (the "FUPTC Loan") advanced under a revolving line of credit for FUPTC relating to a specific remediation project. The new terms include a monthly principal repayment of $5,000 and interest at 1-1/2% above prime. The new maturity date of the loan will be the earlier of the receipt of payments from the customer for the specific remediation project or February 10, 1997. In addition, a principal repayment of $100,000 was made in May 1996 in order to release the pledge on the accounts receivable of HES by SunTrust. In July 1996, the entire outstanding loan of $650,000 was repaid, so as to reduce interest expenses, using primarily the proceeds from the refund of income taxes.

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

The proceeds from the HES sale have been used to repay a portion of the loan from USL Capital which amounted to $405,722 which includes $391,044 principal and $14,678 interest payments. The proceeds were also used for a principal repayment of the FUPTC Loan in the amount of $100,000 in May 1996 as mentioned above and to settle certain remaining liabilities of HES.

The Company has been vigorously continuing its collection efforts in order to improve the cash flows of its remediation segment until disposal. Gross accounts receivable for the remediation segment, excluding a long-term receivable of $1,048,222 at December 31, 1995 and $1,252,871 at June 30, 1996,
has decreased by $2,827,687 from $3,661,354 at December 31, 1995 to $833,667 at June 30, 1996. Collections accounted for approximately $1,100,000. The remainder of the decrease was mainly due to the transfer of the uncollected portion of the accounts receivable of HES which amounted to approximately $1,188,000 back to Mr. Eugene M. Haas and Mr. Robert E. Haas, pursuant to the Haas Purchase Agreement dated as of February 28, 1995 and the sale of the receivables of HES in April 1996 which amounted to $565,909.

                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          Not applicable.

Item 2.   Changes in Securities
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          The annual meeting of stockholders was held on June 21, 1996 and the matters voted on at the meeting consisted of the following:

          (a) The election of five nominees, namely, Andrew P. Chesler, Abraham S. Fischler, Fred S. Katz, Allen H. Stern and Jeffrey
               T. Katz to the Company's Board of Directors to hold office until the Company's 1997 Annual Meeting of Stockholders or until their successors are duly elected and qualified. The number of shares voted for and against each nominee, as well as the number of abstentions with respect to each nominee are set forth below:

            Nominee               Votes For    Votes Against   Votes Abstain
            Andrew P. Chesler     2,879,222       69,400           277,936
            Abraham S. Fischler   2,878,622       70,000           277,936
            Fred S. Katz          2,878,622       70,000           277,936
            Allen H. Stern        2,878,622       70,000           277,936
            Jeffrey T. Katz       2,879,222       69,400           277,936

          (b) The increase to 1,000,000 shares the number of shares of Common Stock reserved for issuance pursuant to the Company's 1994 Employee Stock Option Plan. Votes from a majority of the shares of the Common Stock were not received as to this matter to be considered by the stockholders for approval. This matter received 1,288,737 votes for, no vote against and 1,937,821 shares not voting which include broker non-votes.

          (c) To adopt an Amended and Restated Directors Stock Option Plan and to increase to 250,000 shares the number of shares of Common Stock reserved for issuance pursuant thereto. Votes from a majority of the shares of the Common Stock were not received as to this matter to be considered by the stockholders for approval. This matter received 1,308,152 votes for, no vote against and 1,918,406 shares not voting which include broker non-votes.

          (d) To ratify the appointment of Coopers & Lybrand, L.L.P., independent certified public accountants, as the Company's auditors. 2,879,222 shares were voted in favor of their appointment, no shares were voted against and 277,936 shares abstained from voting on the matter.


Item 5.   Other Information
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

          Exhibit   Description

          27.1       Financial Data Schedule


          (b)  Reports on Form 8-K

            During the quarter ended June 30, 1996, the registrant filed the following reports on Form 8-K:

            (i)  Current Report on Form 8-K dated June 7, 1996 (filed June 20,
                 1996) which reported the Company's acquisition of ARC.

            (ii) Current Report on Form 8-K dated June 12, 1996 (filed June 28,
                 1996) which reported the Company's various equity private placements.

            (iii) Current Report on Form 8-K/A dated June 7, 1996 (filed August
                  19, 1996) which incorporated the financial statements of ARC and pro forma financial information in relation to the ARC acquisition.

                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AQUAGENIX, INC.


Date: August 19, 1996                        By: /s/ Andrew P. Chesler
                                             Andrew P. Chesler,
                                             Chairman of the Board,
                                             Chief Executive Officer,
                                             President and Treasurer
                                             (Principal Executive Officer)


Date: August 19, 1996                        By: /s/ Helen Chia
                                             Helen Chia,
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)