Form 10-Q
period 1996-09-30
AQUAGENIX INC/DE
filed 1996-11-15
CIK 923604

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM  ________ TO ________ .

                  Commission File No.  0-24490

                         AQUAGENIX, INC.
(Exact name of small business issuer as specified in its charter)

          Delaware                        65-0419263
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)       Identification No.)

    6500 Northwest 15th Avenue, Fort Lauderdale, Florida 33309
             (Address of principal executive offices)

                          (305) 975-7771
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes        No


The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of October 31, 1996 was 3,934,058.


Transitional Small Business Disclosure Format:       Yes        No




                         AQUAGENIX, INC.
                           FORM 10-QSB
                              INDEX


PART I.   FINANCIAL INFORMATION                                       PAGE

Item 1:        Financial Statements
               Consolidated Balance Sheets as of December 31,
               1995 and September 30, 1996 (unaudited)                   3

               Consolidated Statements of Operations for the three
               months and nine months ended September 30, 1995
               and September 30, 1996 (unaudited)                        4

               Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1995 and September 30,
               1996 (unaudited)                                          5

               Notes to Consolidated Financial Statements               6-8


Item 2:        Management's Discussion and Analysis or Plan of
               Operation                                               9-15


PART II.  OTHER INFORMATION                                             16



SIGNATURES                                                              17



              AQUAGENIX, INC. & SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS

                                                           December 31,    September 30,
                      Assets                                   1995            1996
                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                            $    687,183    $  1,342,237
     Marketable securities                                     639,095               0
     Accounts receivable, net of allowance for doubtful
       accounts of $40,632 and $67,449, respectively           997,567         955,985
     Income tax receivable                                     618,003               0
     Inventories                                               370,497         391,063
     Net assets of discontinued operations                           0         141,682
     Prepaid expenses and other                                254,575         557,713

          Total current assets                               3,566,920       3,388,680

Property and equipment, net                                  1,746,016       1,968,863
Intangible assets, net                                       3,222,013       4,421,168
Deferred financing costs, net                                  146,875         220,977
Other assets                                                    93,239       2,126,862

          Total assets                                    $  8,775,063    $ 12,126,550

     Liabilities and Stockholders' Equity

Current liabilities:
     Current maturities of long-term debt                 $    628,578    $    116,375
     Borrowings under credit agreements                        522,317         404,415
     Accounts payable                                          562,712         963,952
     Net liabilities of discontinued operations                449,550               0
     Other current liabilities                                 411,438         207,549

          Total current liabilities                          2,574,595       1,692,291

Long-term debt, net of current maturities                    5,032,388       5,228,936


          Total liabilities                                  7,606,983       6,921,227

Stockholders' equity:
     Preferred stock, par value $.01, 1,000,000 shares
           authorized, no shares issued and outstanding              0               0
     Common stock, par value $.01, 10,000,000 shares
           authorized, 3,210,367 and 3,934,058 shares issued
           and outstanding, respectively                        32,104          39,341
     Additional paid-in capital                              8,419,164      11,600,856
     Retained earnings (deficit)                            (7,332,385)     (6,434,874)
     Unrealized gain on securities                              49,197               0

          Total stockholders' equity                         1,168,080       5,205,323

          Total liabilities and stockholders' equity      $  8,775,063    $ 12,126,550




         AQUAGENIX, INC. & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited)


                          Three Months Ended              Nine Months End
                                  Sept 30,                         Sept 30
                        1995           1996              1995           1996


Revenues - Aquatic
management operations $ 1,423,540   $  3,073,286  $  4,278,884   $  7,805,398

Costs and expenses:
     Costs of services    805,647      1,948,556     2,210,327      4,352,527
     Selling, general and
       administrative     802,419        799,960     2,130,171      2,203,008
     Depreciation and
       amortization        49,997        150,966       139,585        429,998

Total costs and
  expenses              1,658,063      2,899,482     4,480,083      6,985,533

Operating (loss) income  (234,523)       173,804      (201,199)       819,865

Interest income            53,992         10,552        165,072         53,845
Interest expenses          (7,995)      (167,676)       (25,604)      (490,085)

(Loss) income from continuing
  operations before income
  taxes                   (188,526)        16,680       (61,731)       383,625

Income tax (benefit)
 provision                 (64,099)             0        50,011)             0

(Loss) income from continuing
 operations                (124,427)        16,680      (11,720)       383,625

Discontinued operations:

Loss from environmental
 remediation business segment
 net of income taxe       (1,598,493)            0     (1,877,043)           0

Change in allowance for
 estimated phase-out losses
 from environmental remediation
 segment                            0            0              0        464,689

Net (loss) income        $ (1,722,920)  $   16,680   $ (1,888,763)  $    848,314

Earnings (loss) per
 common and common
 equivalent shares:
 Continuing operations
  - primary             $      (0.04)  $     0.00      $    (0.00)  $       0.11
 Continuing operations
  - assuming full dilution     (0.04)        0.00           (0.00)          0.11
 Discontinued operations       (0.51)        0.00           (0.56)          0.13
 Net (loss) income per common
   share                       (0.55)        0.00           (0.56)          0.24

Weighted average common
 and common equivalent
 shares outstanding:
Primary                     3,126,887      4,009,739    3,342,194      3,551,489
Assuming full dilution      3,126,887      4,015,43     3,342,194      3,555,277




                                  AQUAGENIX, INC. & SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)


                                                      Nine Months Ended
                                                         September 30,
                                                     1995            1996
Cash flows from operating activities:
     Net (loss) income                          $ (1,888,763)   $    848,314
     Adjustments to reconcile net income
      to net cash used in operating activities:
       Depreciation and amortization                 139,585         429,998
       (Gain) loss on sale of property and
         equipment                                     7,516          (5,031)
       Gain on sale of securities                    (24,961)              0
       Provision for doubtful accounts                18,625          80,595
       Consulting fees                                     0          88,930
       Discontinued operations                     1,207,324        (550,939)
       Net change in operating assets and
         liabilities                                (936,675)     (1,597,270)

          Net cash used in by operating
            activities                            (1,477,349)       (705,403)

Cash flows from investing activities:
     Proceeds from sale of marketable securities   1,855,972         624,187
     Proceeds from sale of property and equipment     16,315         280,896
     Cash paid for acquisitions                      (16,724)        (51,221)
     Purchase of marketable securities                (7,583)              0
     Purchase of property and equipment             (231,859)       (717,773)

          Net cash provided by investing
            activities                             1,616,121         136,089

Cash flows from financing activities:
     Repayments of credit agreements                 357,394        (117,902)
     Payments of notes payable and long-term debt   (166,203)       (662,730)
     Proceeds from other borrowings                    9,885         255,000
     Issuance of common stock                              0       1,750,000

          Net cash provided by financing
           activities                                201,076       1,224,368

Cash and cash equivalents:
Increase                                             339,848         655,054
Beginning balance                                    270,847         687,183

Ending balance                                  $    610,695    $  1,342,237




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

2.   Business Combination

     On June 7, 1996, the Company issued 270,000 shares of common stock and paid $150,000 in cash for all the outstanding common stock of Aquatic and Right of Way Control, Inc. ("ARC"). The Company entered into a two -year employment agreement with one of the former shareholders of ARC.

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

     The following unaudited pro forma information combines the consolidated results of operations of the Company and ARC as if the acquisition had occurred on January 1, 1995:


                                                       Nine Months Ended September 30,
                                                                 1995                1996
     Revenues - Aquatic management operations          $    5,192,969        $  8,201,028

     Income from continuing operations                 $      118,203        $    424,301

     Earnings per common and common
        equivalent share - assuming full dilution      $         0.03        $       0.11




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

3.   Discontinued Operations

     On April 25, 1996, the Company sold certain assets and liabilites of Haas Environmental Services, Inc. ("HES") to Heart Environmental Services (the "Buyer"), a New Jersey corporation for a total consideration of $1,907,021. The aggregate consideration comprises (i) $681,000 in cash, (ii) a three-year promissory note of $600,000 issued by the Buyer, bearing interest at 9% per annum and collaterized by the pledge of 499 shares of the Buyer's Common Stock pursuant to a Stock Pledge Agreement, (iii) the cancellation of total obligations due to H&H Investments Corporation, Mr. Eugene Haas and Mr. Robert E. Haas (collectively known as the "Haas Shareholders") which amounted to $626,021. No pro forma information has been provided for the disposal of HES since the disposal of this subsidiary were treated as discontinued operations in 1995.

     The gain realized from the sale of HES was partly offset by the additional provision made by the Company during the nine months ended September 30, 1996, for estimated phase-out losses relating to the discontinuation of the remaining remediation subsidiary, Florida Underground Petroleum Tank Contractors, Inc. ("FUPTC"), which includes anticipated operating losses from December 1995 to the expected date of disposal ("the phase-out period").The phase-out period has been extended to allow more time to complete the outstanding contractual obligations and to locate a buyer for its remediation assets. Management currently estimates that the net realizable value of its remaining remediation business approximates the net book value of its net assets. However, higher than anticipated losses from the completion of the remaining contractual obligations and higher discontinuation expenses during the phase-out period combined with the inability to locate a buyer for FUPTC may result in higher than anticipated phase-out losses which may negatively year-to-date results.


4.   Earnings Per Share

     Both primary and fully diluted earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares outstanding after giving effect to dilutive stock options and warrants to purchase common stock.

5.   Income Taxes

     No income taxes have been provided for the three months and nine months ended September 30, 1996 since the Company has a net operating loss carryforward which is available to offset taxable income.

6.   Capital Lease

     During April 1996, the Company entered into a sale and leaseback agreement, for a principal amount of $300,000, with a commercial equipment financing company to refinance the capital expenditures for application equipment.

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Aquagenix, Inc. (the "Company"), through its wholly-owned subsidaries, provides aquatic and industrial vegetation management services to both governmental and commercial customers in Florida, Georgia, North and South Carolina, Alabama and Tennessee. The Company's operations have grown substantially since 1994 as a result of internal growth and the selective acquisition of privately held waterway and vegetation management companies in Florida, Georgia and the Carolinas. The Company has adopted a growth strategy which includes the acquisition of companies offering similar services, eliminating duplicative expenses and integrating the acquired operations into the Company's existing business.

The acquisition of Aquatic & Right of Way Control, Inc. ("ARC Acquisition") in June 1996 has contributed $581,866 of revenues from right of way contracts in the current quarter. ARC is a leading provider of industrial vegetation and utility right of way management services in Florida, Georgia and Alabama. These services include weed control and growth regulation in right of way
areas adjacent to distribution and transmission power lines.   The Company
has entered into a two-year employment agreement with ARC's former shareholder/president and he will continue to develop the industrial right of way business as well as to ensure continuity and goodwill. In addition to the typical aquatic vegetation management customers, the Company has begun targeting its marketing efforts at utilities and transportation authorities throughout the Southeast and Sunbelt states to secure right of way contracts for the regions' extensive network of power lines and highways. There has been a growing trend in the outsourcing of work traditionally performed in-house by these governmental and quasi-governmental agencies and private utility companies.

In July 1996, the Company secured a $1 million three-year contract with Florida Power & Light Company, Florida's largest electric utility company, for the provision of industrial vegetation management services to their various power substations throughout Florida.

Results of Operations

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1996

Revenues. The Company's revenues increased by $1,649,746, or 115.9%, from $1,423,540 during the three months ended September 30, 1995 to $3,073,286 during the three months ended September 30, 1996. The increase in revenues was primarily attributable to an increase in the number of recurring waterway and industrial vegetation management contracts as well as wetland planting contracts. This was mainly brought about by expansion of its customer base in Florida, Georgia, North and South Carolina, Alabama and Tennessee as a result of intensive marketing efforts and acquisitions.

Cost of services.   Cost of services increased by $1,142,909, or 141.9%,
from $805,647 during the three months ended September 30, 1995 to $1,948,556 during the three months ended September 30, 1996. The increase in cost of services was mainly attributable to increased chemicals, insurance, fuel and labor costs which was directly a result of the Company's expanding operations. As a percentage of revenues, cost of services have increased from 56.6% in the third quarter of 1995 to 63.4% in the third quarter of 1996. The reduced gross margin was mainly attributable to higher chemical and labor costs as a result of the particularly hot summer aggravated by a lower than normal rainfall experienced in Florida during the third quarter of 1996. This caused an exceptionally rapid growth of algae and aquatic weeds. In addition, a higher mix of industrial vegetation management contracts in the third quarter of 1996 as compared to the corresponding quarter of 1995 also contributed to the lower gross margins. Gross margins from industrial vegetation management contracts are generally lower than the aquatic vegetation management contracts as they involve a higher usage of chemicals.

Selling, general and administrative.      Selling, general and administrative
expense decreased by $2,459, or 0.3%, from $802,419 during the three months ended September 30, 1995 to $799,960 during the three months ended September 30, 1996. The decrease in selling, general and administrative expenses was due mainly to on-going cost control measures taken in relation to general corporate expenses which have significantly offset the higher operating expenses associated with the expanding operations and the assimilation of the ARC's operations. As a percentage of revenues, such expenses have decreased from 56.4% in 1995 to 26.0% in 1996. This was attributable to operating efficiencies and economies of scale achieved following the ARC, AmerAquatic and L&L acquisitions and internal growth experienced by the Company. The main factors contributing to the decrease in selling, general and administrative expenses as a percentage of revenues as compared to 1995 include reduced consulting and professional fees, and lower public relations and travel expenses resulting from the streamlining of corporate operations.

Depreciation and amortization.     Depreciation and amortization expense
increased from $49,997 in the third quarter of 1995 to $150,966 in the third quarter of 1996. Such expense as a percentage of revenues increased from 3.5% for the quarter ended September 30, 1995 to 4.9% for the corresponding quarter in 1996. This increase reflected the depreciation of the additional equipment acquired in connection with the AmerAquatic acquisition and the purchase of application equipment for the nine months ended September 30, 1996. In addition, there was an increase in amortization relating to intangibles acquired from the AmerAquatic and L&L acquisitions.

Interest income.       Interest income decreased by $43,440 from $53,992 for
the third quarter of 1995 to $10,552 for the corresponding quarter of 1996. The decrease in interest income was consistent with the lower average balance of marketable securities in 1996 as compared to 1995.

Interest expense.      Interest expense increased by $159,681 from $7,995
during the three months ended September 30, 1995 to $167,676 during the three months ended September 30, 1996 primarily as a result of the 12.5% Senior Secured Note of $5,000,000 issued in October 1995 to finance the AmerAquatic acquisition.

Discontinued operations. In November 1995, the Company approved a plan to dispose of the environmental remediation segment which comprises the Company's other two subsidiaries, Florida Underground Petroleum Tank Contractors, Inc. ("FUPTC") and Haas Environmental Services, Inc. ("HES"). Accordingly, the operations of the environmental remediation segment have been accounted for as discontinued operations and the operating losses and discontinuation expenses during the phase-out period have been provided for in 1995. The operating results for 1996 for continuing operations relate only to the aquatic and industrial vegetation management business.

Quarterly results.     Income from continuing operations increased by
$141,107 from a loss of $124,427 during the three months ended September 30, 1995 to a net income of $16,680 during the three months ended September 30, 1996. There was no provision for income taxes for the three months ended September 30, 1996 in view of the net operating loss carryforward. The third quarter's results continue to indicate significant growth potential of the Company's aquatic and industrial vegetation management business, especially in its industrial vegetation management business, where the Company has begun to create a niche for itself, with the ARC Acquisition providing the springboard from which marketing efforts are being targeted at electric and power utilities, telephone and railroad companies, transportation departments and industrial sites .

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1996

Revenues. The Company's revenues increased by $3,526,514, or 82.4%, from $4,278,884 during the nine months ended September 30, 1995 to $7,805,398 during the nine months ended September 30, 1996. The increase in revenues was primarily attributable to an increase in the number of recurring waterway and industrial vegetation management contracts as well as wetland planting contracts. Much of the growth in revenues resulted from more intensive marketing efforts combined with an increasing trend toward governmental and private outsourcing and the growing need to comply with environmental laws and regulations. The acquisitions of AmerAquatic and L&L in last quarter of 1995 have also contributed to this growth by enabling the Company to further expand its customer base in Florida, Georgia, North Carolina and South Carolina.

In addition, the acquisition of ARC, which was completed on June 7, 1996, contributed $682,289 of revenues from right of way contracts for the nine months ended September 30, 1996. ARC is a leading provider of industrial vegetation and utility right of way management services in Florida, Georgia and Alabama. These services include the control of weeds and undergrowth in right of way areas adjacent to distribution and transmission power lines.

Cost of services.   Cost of services increased by $2,142,200, or 96.9%, from
$2,210,327 during the nine months ended September 30, 1995 to $4,352,527 during the nine months ended September 30, 1996. The increase in cost of services was mainly attributable to increased chemicals, insurance, fuel and labor costs which was directly a result of the Company's expanding operations. As a percentage of revenues, cost of services have increased from 51.7% for the nine months ended September 30, 1995 to 55.8% for the nine months ended September 30, 1996. The reduced gross margin was mainly attributable to higher chemical and labor costs as a result of the particularly hot summer aggravated by a lower than normal rainfall experienced in Florida during the third quarter of 1996. This caused an exceptionally rapid growth of algae and aquatic weeds. In addition, a higher mix of industrial vegetation management contracts for the nine months ended September 30, 1996 as compared to the corresponding period of 1995 also contributed to the lower gross margins. Gross margins from industrial vegetation management contracts are generally lower than the aquatic vegetation management contracts as they involve a higher usage of chemicals.

Selling, general and administrative.         Selling, general and
administrative expense increased by $72,837, or 3.4%, from $2,130,171 during the nine months ended September 30, 1995 to $2,203,008 during the nine months ended September 30, 1996. The increase in selling, general and administrative expenses was due mainly to higher insurance and travel expenses, personnel and facility costs associated with the expanding operations and expenditures to support the Company's infrastructure.
This has been partly offset by on-going cost control measures taken in relation to general corporate expenses. As a percentage of revenues, such expenses have decreased from 49.8% in 1995 to 28.2% in 1996. This was attributable to operating efficiencies and economies of scale achieved following the ARC, AmerAquatic and L&L acquisitions and internal growth experienced by the Company. In addition, reduced consulting and professional fees and lower public relations and travel expenses resulting from the streamlining of corporate operations also contributed to the lower percentage of selling, general and administrative expenses to revenues for the nine months ended September 30, 1996 as compared to the previous corresponding period.

Depreciation and amortization.     Depreciation and amortization expense
increased from $139,585 for the first nine months of 1995 to $429,998 for the first nine months of 1996. Such expense as a percentage of revenues increased from 3.3% for the nine months ended September 30, 1995 to 5.5% for the corresponding period in 1996. This increase reflected the depreciation of the additional equipment acquired in connection with the AmerAquatic acquisition and the purchase of application equipment during the nine months ended September 30, 1996. In addition, there was an increase in amortization relating to intangibles acquired from the AmerAquatic and L&L acquisitions.

Interest income.       Interest income decreased by $111,227, from $165,072
for the nine months ended September 30, 1995 to $53,845 for the nine months ended September 30, 1996. The decrease in interest income was consistent with the lower average balance of marketable securities in 1996 as compared to 1995.

Interest expense.      Interest expense increased by $464,481 from $25,604
during the nine months ended September 30, 1995 to $490,085 during the nine months ended September 30, 1996, primarily as a result of the 12.5% Senior Secured Note of $5,000,000 issued in October 1995 to finance the AmerAquatic acquisition.

Discontinued operations.    The change in the allowance for estimated
phase-out losses from discontinued operations for the nine months ended September 30, 1996 related principally to the gain on sale of certain assets of HES which has been partly offset by an increase in allowance for estimated phase-out losses for the remaining remediation subsidiary, FUPTC. The phase-out period for FUPTC has been extended to allow more time to complete the outstanding contractual obligations and to locate a buyer for its remediation assets. Management currently estimates that the net realizable value of its remaining environmental business approximates the net book value of its net assets. However, the inability to locate a buyer for the assets of FUPTC, higher than anticipated operating losses from the completion of the remaining contractual obligations and higher discontinuation expenses during the remaining phase-out period may result in higher than anticipated phase-out losses which may negatively impact the year-to-date results.

Liquidity and Capital Resources

Working capital.     Working capital (excluding net assets/liabilities of
discontinued operations), which consists principally of cash and accounts receivable , was $1,441,875 at December 31, 1995, compared to $1,554,707 at September 30, 1996. The increase in working capital was mainly attributable to the cash proceeds from the issuance of common stock in connection with certain private placements undertaken in June 1996. Of the Company's accounts receivable outstanding at December 31, 1995 and September 30 ,1996, $239,017 (23.5%) and $263,375 (27.6%) were due from five customers, respectively. The Company secured larger non-recurring contracts for the nine months ended September 30, 1996 as compared to 1995. The collection period for accounts receivable improved from 39 days at December 31, 1995 to 34 days at September 30, 1996. At September 30, 1996, the Company's allowance for doubtful debts was $67,449 which the Company believes is currently adequate to cover anticipated losses based on prior experience.

At September 30, 1996, the Company has loan agreements with SunTrust Bank, Miami, N.A. ("SunTrust") which provided for borrowings under a revolving line of credit of up to $750,000, a 15-year loan in the principal amount of $94,144 collaterized by certain real property and equipment loans in the principal amounts of $90,624. At September 30, 1996, an aggregate of $520,696 was outstanding under the loan agreements, of which $404,415 was outstanding under the line of credit, $87,203 was outstanding under the 15-year loan and $29,078 was outstanding under equipment loans. Advances under the line of credit are based on certain borrowing formulas relating to eligible accounts receivable of EWM. The receivables of the discontinued operations remain as pledged collateral to this line of credit but cannot be used as part of the borrowing base under the line. Interest accrues at 1.5% above prime for the line. This line of credit expires in March 1997.

Capital Commitments        As of September 30, 1996, the Company has capital
commitments to purchase fifty specialized application equipment known as "Spra-Buggies" over the next 25 months at a purchase price of $25,000 per equipment. The Company anticipates that these capital expenditures will be funded by a combination of cash flows from operations and loans from equipment financing companies.

Cash flows from operating activities.        For the nine months ended
September 30, 1995, the Company's cash flows used in operations was $1,477,349 as compared to $705,403 for the nine months ended September
30, 1996. Of the net cash used in operating activities for the nine months ended September 30, 1995, $807,630 were used in continuing operations as compared to $619,153 for the nine months ended September 30, 1996. The decrease in cash flows used in continuing operations was primarily attributable to the increased cash flows generated from internal growth and from acquired operations.

Cash flows from investing activities.         Cash provided by investing
activities in the nine months ended September 30, 1996 of $136,089 was derived primarily from the liquidation of marketable securities. This was partly offset by capital expenditures of $717,773 for the nine months ended September 30, 1996 which related mainly to the purchase of application equipment.

Cash flows from financing activities.          The Company repaid a total
of $780,632 of its borrowings during the nine months ended September 30, 1996 which included the repayment of the promissory note of $500,000 issued in connection with the AmerAquatic Acquisition in October 1995. In April 1996, the Company entered into a sale and leaseback capital lease agreement, for a principal amount of $300,000, with a commercial equipment financing company to refinance the capital expenditures for application equipment.

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

Discontinued operations. During the nine months ended September 30, 1996, the Company repaid all advances made to the discontinued operations under the previous revolving line of credit with SunTrust which amounted to approximately $818,000 and the long-term loan of $1,975,000 to SunTrust which was used to finance the acquisition of HES in 1995. The repayments were funded primarily from the proceeds of the liquidation of marketable securities and the loan from USL Capital Corporation. The repayments of these liabilities combined with net income from discontinued operations for the nine months ended September 30, 1996 resulted in net assets of discontinued operations of $141,682 at September 30, 1996 compared to net liabilities of $449,550 at December 31, 1995.

In March 1996, the Company entered into an agreement with SunTrust for a one-year extension to February 10, 1997 of the loan of $760,000 (the "FUPTC Loan") advanced under a revolving line of credit for FUPTC relating to a specific remediation project. The new terms included a monthly principal repayment of $5,000 and interest at 1-1/2% above prime. In July 1996, the entire outstanding loan was repaid, so as to reduce interest expenses, using primarily the proceeds from the refund of income taxes.

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

The proceeds from the HES sale have been used to repay a portion of the loan from USL Capital which amounted to $405,722 which includes $391,044 principal and $14,678 interest payments. The proceeds were also used for a principal repayment of the FUPTC Loan in the amount of $100,000 in May 1996 and to settle certain remaining liabilities of HES.

The Company has been vigorously continuing its collection efforts in order to improve the cash flows of its remediation segment until disposal. Gross accounts receivable for the remediation segment, excluding a long-term receivable of $1,048,222 at December 31, 1995 and $1,269,909 at September 30, 1996, has decreased by $2,988,350 from $3,661,354 at December 31, 1995 to $673,004 at September 30, 1996. Collections accounted for approximately $1,200,000. The remainder of the decrease was mainly due to the transfer of the uncollected portion of the accounts receivable of HES which amounted to approximately $1,188,000 back to Mr. Eugene M. Haas and Mr. Robert E. Haas, pursuant to the Haas Purchase Agreement dated as of February 28, 1995 and the sale of the receivables of HES in April 1996 which amounted to $565,909.





                  PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          Not applicable.

Item 2.   Changes in Securities
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          Not applicable.

Item 5.   Other Information
          On July 30, 1996, the Company's subsidiary, Environmental Waterway Management, Inc. changed its name to Aquagenix Land-Water Technologies, Inc. which better describes the full scope of services currently provided by the company and allows the company to market one logo.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

          Exhibit   Description

          27.1       Financial Data Schedule


          (b)  Reports on Form 8-K

            None.



                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AQUAGENIX, INC.


Date: November 14, 1996                      By: /s/ Andrew P. Chesler
                                             Andrew P. Chesler,
                                             Chairman of the Board,
                                             Chief Executive Officer,
                                             President and Treasurer
                                             (Principal Executive Officer)


Date: November 14 , 1996                     By: /s/ Helen Chia
                                             Helen Chia,
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)