Form 10KSB
period 1996-12-31
AQUAGENIX INC/DE
filed 1997-03-25
CIK 923604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           [x]   Annual Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

           [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ________________ to________________.


                         Commission file number 0-24490


                                 AQUAGENIX, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                65-0419263
----------------------------------------            ----------------
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

         6500 N.W. 15th Avenue
       Fort Lauderdale, Florida                           33309
----------------------------------------            ----------------
(Address of Principal Executive Offices)               (Zip Code)

                                (305) 975-7771
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                Securities registered under Section 12(b) of the
                        Securities Exchange Act of 1934:

                                                  Name of Each Exchange
          Title of Each Class                      on Which Registered
          -------------------                      -------------------

                 None                                     None

             Securities registered pursuant to Section 12(g) of the
                        Securities Exchange Act of 1934:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of Class)

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

      State registrant's revenues for its most recent fiscal year:  $11,467,830

      State  the   aggregate   market   value  of  the  voting   stock  held  by
non-affiliates of the registrant on March 12, 1997, computed by reference to the
closing sale price on that date:   $18,717,694. [1]


                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

      The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of March 12, 1997, was 4,227,091.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

      None.



















_____________________________

  See Item 11.

                                    PART I

Item 1. Description of Business
        -----------------------

        (a)     Background
                ----------

        Aquagenix, Inc., a Delaware corporation (the "Company"), through its wholly-owned subsidiaries, provides aquatic and industrial vegetation management services to governmental and commercial customers. The Company provides aquatic and industrial vegetation management services in the States of Florida, Georgia, North and South Carolina, Arizona, Alabama and Tennessee. The Company offers a variety of aquatic and industrial vegetation management and maintenance services, consisting primarily of the control of aquatic weeds, algae and exotic plants, brush and noxious tree control, wetland planting and restoration, installation of fountains and aeration systems and the stocking of fish for game and plant and insect control.

      The Company was incorporated under the laws of the State of Delaware in May 1993 to acquire all of the issued and outstanding capital stock of Aquagenix Land-Water Technologies, Inc. ("ALWT"), formerly known as Environmental Waterway Management, Inc. and Florida Underground Petroleum Tank Contractors, Inc. ("FUPTC"). Prior to their acquisition by the Company, ALWT had been engaged in the aquatic management business, primarily aquatic weed, algae and plant control, since its formation in October 1990. In February 1995, the Company acquired Haas Environmental Services ("HES"). Both FUPTC and HES had been engaged in the environmental remediation business, primarily remediation of petroleum contaminated soil and ground water. The operations of FUPTC and HES have been discontinued since November 1995. Unless the context requires otherwise, the "Company" refers to Aquagenix, Inc. and its consolidated subsidiaries, ALWT, Aquagenix Land-Water Technologies of Arizona, Inc. ("ALWTA") and Right of Way Control, Inc. ("ARC"), Aquatic Dynamics, Inc. ("ADI"), Aquagenix Land-Water Technologies of Georgia, Inc. (formerly known as Good Shepherd, Inc. d/b/a Green Pastures, Inc., - "GPI"), FUPTC and HES.

        In order to raise capital, in September 1994, the Company consummated an underwritten initial public offering (the "IPO") of 1,250,000 shares of its common stock, $.01 par value (the "Common Stock"), and 1,437,500 redeemable warrants (the "Warrants"), for aggregate net proceeds of approximately $5,541,000 (after deduction of the underwriting discounts and before deduction of other expenses of the IPO). In October 1994, the Company realized additional net proceeds of approximately $815,000 from the sale of an additional 187,500 shares of Common Stock upon the exercise by the underwriter of its over-allotment option.

        (b)     Business Overview
                -----------------

        The Company offers a variety of aquatic and industrial vegetation management services, consisting primarily of the control of aquatic weeds, algae and exotic plants, industrial vegetation management, wetland planting and restoration, installation of fountains and aeration systems and the stocking of fish for game and pest and plant control. The Company's services are intended to assist in flood control, maintain the health, beauty, quality and natural balance of life in aquatic and terrestrial environments and in some instances, to maintain reasonable access to critical utility and other right of way areas. They are designed to suit individual customer requirements, many of whom maintain waterways and lands in compliance with federal, state and local environmental laws and regulations.

        Lakes, canals, ponds, rivers and wetlands have become increasingly popular forms of aesthetic and recreational components in cities, golf courses, country clubs, commercial and residential developments, apartment complexes and parks in and throughout the United States. Waterways provide facilities for recreational use, such as fishing and water sports, and are important for flood control, drainage, wildlife preservation and as a source of water for industrial and residential use. As a result of natural and other factors, including overgrowth of noxious weeds, algae and exotic plants, which deplete oxygen and restrict the flow of water, waterways and wetlands require ongoing management to preserve and maintain their functional use, biological health and aesthetic value.

        In the Sunbelt states of Florida, Georgia, South Carolina, North Carolina, Tennessee, Mississippi, Missouri, Louisiana, Texas, New Mexico, Arizona, Nevada and California, there are over 5,500 golf courses and country clubs , most of which require aquatic management services; and as a result of the climate and topography within the Sunbelt states, the majority of real estate developers have water features which require maintenance. The market for aquatic management services on private land in Florida alone is estimated to exceed $100 million.

        There is also a growing trend toward privatization of aquatic and industrial vegetation management services carried out on public lands by public works personnel of governmental agencies as they come under increasing fiscal pressures to reduce costs. The South Florida Water Management District, one of the Company's customers, had performed its own vegetation management work years ago and had subsequently awarded work to the Company. The potential market for such services on public land in Florida is estimated to exceed $500 million.

          Additionally, because extensive land development in the Sunbelt states and other coastal states has depleted natural wetlands, federal and state legislation has been enacted to preserve wetlands by requiring property owners and developers to restore portions of developed properties to their natural state, in what is known as a "no net loss" policy. In May 1994, a $700 million restoration project for Florida's Everglades was adopted by the State of Florida, which contemplates that the federal government, the State of Florida and a group of landowners will jointly fund restoration of portions of Florida's Everglades. The Company will seek to capitalize on perceived demand for aquatic management services, particularly wetlands planting and restoration services.

        With annual revenues of approximately $11,500,000 for 1996, the Company is currently the largest provider of aquatic and industrial management services in the United States. In 1996, with the acquisition of two businesses engaged in industrial vegetation management services (see below - "Recent Acquisitions"), the Company has increased its revenues from such services which accounted for 17% of total revenues as compared to only 3% for 1995. In 1996, the Company has begun creating a niche for itself in the industrial vegetation management business, with the acquisitions providing the springboard from which marketing efforts are targeted at electric and power utilities, telephone and railroad companies, transportation departments and industrial sites throughout Florida, Georgia and Alabama. In 1997, the Company anticipates securing more industrial vegetation contracts which are generally larger in value as compared to the aquatic vegetation contracts.

        (c)     Business of Issuer
                ------------------
COMPANY SERVICES

        AQUATIC WEED, ALGAE AND EXOTIC PLANT CON The term "aquatic weed" encompasses a large, diverse group of plant types, consisting of four basic groups which pose a problem to waterways: floating aquatics, submersed aquatics, emergent and ditchbank weeds and grasses. Algae, a fifth classification, is a lower form of submersed plant life and is the cause of "scum" on the water's surface. Left unattended, aquatic weeds, algae and plants appear and propagate in excessive amounts and interfere with the aquatic environment's natural balance. Thick masses of aquatic weeds can disrupt boat traffic, fishing and other water sports, lower the oxygen levels of water resulting in fish kills and create water flow problems. Noxious weeds generate foul odors, visual eyesores and create breeding grounds for mosquitos and other pests. Most noxious aquatic weeds, exotic plants and trees have been imported into the Sunbelt States without natural enemies and have proceeded to displace natural and native plant life. While beneficial plants are essential to creating a properly balanced aquatic ecosystem and provide food and shelter for various species of fish, birds and animals, dense infestations of aquatic weeds and algae prevent sunlight from entering the water, potentially endangering all living inhabitants of aquatic environments.

        The Company's aquatic management services consist primarily of the control of aquatic weeds, algae and exotic plants. The Company establishes treatment programs for lakes, canals, ponds, reservoirs, rivers, estuaries, marine areas and wetlands by assessing ambient water quality and vegetation and the specific needs of individual customers. The Company maintains a data base of computerized water analysis information and property management control and service records designed to provide customers with a comprehensive aquatic treatment plan. Company-trained and licensed applicators utilize approved algicides and herbicides and special spraying equipment to disperse algicides and herbicides in water and on adjacent land to control the growth of aquatic weeds, algae and exotic plants. The Company typically uses small boats equipped with tanks to hold liquid formulations and spray arms for spraying from the water. Similarly equipped four-wheel drive all-terrain vehicles are utilized for spraying from the shoreline. Significant reduction in the growth of aquatic weeds, algae and exotic plants is usually achieved within three to four weeks. The customers for these services typically agree to annual contracts which provide for monthly service and payment.

        In addition to the regular application of algicides and herbicides, the Company utilizes harvesting methods to control aquatic weeds. Harvesting is performed either manually or mechanically, depending upon the nature and extent of the growth of undesirable aquatic weeds and plants. Mechanical harvesting is typically expensive but achieves immediate results. The Company engages third-party contractors which utilize barges equipped with special attachments to cut, gather and crop aquatic weeds. Harvesting is done on a project-by-project basis.

        The Company also controls submersed aquatic weeds, algae and insects by introducing several species of fish, the Triploid Grass Carp, a genetically-engineered weed-eating fish which may consume as much as three times its body weight each day, and the Gambusia, or Mosquitofish, which may consume up to its weight in mosquito larvae and pupae each day. Additionally, the Company stocks different types of Tilapia in the Western United States for the control of toxic algae formations. The Company, when required, obtains necessary permits from state governmental authorities to use biological control methods on a project basis.

        For the years ended December 31, 1995 and 1996,  aquatic weed, algae and
exotic  plant  control  services   accounted  for  approximately  93%  and  77%,
respectively, of the Company's revenues from continuing operations.

        INDUSTRIAL VEGETATION MANAGEThe Company provides professional right of
way  weed  control  along  utility   lines,   pipelines,   transmission   lines,
distribution lines, railroads, power substations, canals, ditches, bridges and other industrial sites for private and public sector customers.

        The Company inspects target areas to determine environmental factors, safety factors, geographic criteria surrounding plant life and combines this information with input from the customers. The Company subsequently provides precision low volume application weed, brush and tree control to the designated system(s). The Company's services are varied and may be "bundled" to meet specific customer needs. It maintains a large inventory of application equipment at peak performance condition and has the most complete array of equipment available for each job.

        Distribution power lines are serviced by ground application techniques. Equipment in service for these applications includes: four-wheel drive, one-ton spray trucks, track equipment and ATVs. In addition, vegetation control is achieved with personnel using backpack sprayers. Transmission power lines are managed from the air by helicopters and aerial TVB spray equipment. Safety guard rails and transportation right of ways are serviced by highly specialized vehicles, equipped with computer injection systems designed specifically for these functions.

        For the years ended December 31, 1995 and 1996, industrial vegetation management services accounted for approximately 3% and 17%, respectively, of the Company's total revenues from continuing operations.

        WETLAND PLANTING AND RESTORAION. The preservation and propagation of wetland areas has become recognized as an important part of maintaining the eco-system. Aquatic and wetland plants are critical components of healthy ponds, lakes or waterways, inasmuch as these plants form a base for an important link between the beginnings of the food-chain and higher forms of plant and animal life. The Company believes that the quality of water is directly attributable to the balance of the water's and shoreline's vegetation.

        The Company offers wetland planting, restoration and maintenance services, which involve the movement of soil and the planting of beneficial native plant life to create or recreate wetlands in the form in which they naturally occur. The Company currently engages in wetland planting utilizing its personnel and equipment and, to the extent necessary, third-party equipment. Revenues from such services comprised 4% of total revenues from aquatic management business for 1995 and 1996. With the "no net loss" governmental policy and the State of Florida's Everglades restoration project, the Company anticipates that wetland planting and restoration services will account for an increasing portion of the Company's revenues in the future.

        DESERT RAIN(TM) FOUNTAINS. The Company offers an extensive line of decorative floating fountains, trademarked "Desert Rain(TM)", to enhance the visual appeal and beauty of waterways, while providing ecological benefits, including increased circulation, reduced stagnation and the reduction of odors caused by algae. The Company's fountains feature a unique, interchangeable nozzle which allows the customer to select from several different spray patterns. Fountains are fabricated using quality waterproof materials which are treated to resist corrosion. Nozzle assemblies are manufactured using high-density polyurethane, epoxy, brass and stainless steel for durability.

        AERATION SYSTEMS. The Company also offers aeration systems designed to permit waterways to digest organic sediments which deplete oxygen, trap gasses and result in general degradation of water quality. The Company's aeration systems are custom designed systems consisting of a pattern of porous stones which are laid on the bottom of a lake and a relatively silent air compressor mounted on the shore. When air is injected from the compressor through pipes to the stones, air rises through the water oxygenating and cleansing it. The Company's aeration systems are designed to minimize fish kills and foul odors and to facilitate lake management and the operations of wastewater and aquaculture industries. To date, revenues derived from fountain and aeration system installation services have not been material.

        FISH STOCKING. The Company offers a variety of species of fish for stocking lakes and ponds for recreational and biological purposes, including Triploid Grass Carp (Amur), Tilapia, Gambusia (Mosquitofish), Smallmouth Bass, Largemouth Bass, Bluegill, Black Crappie, Warmouth Perch and Channel Catfish. The Company's personnel perform salinity, Ph and oxygen tests, conduct surveys of existing fish population and create aquatic sanctuaries for successful fish habitation. The Company obtains its requirements of fish from a number of suppliers. To date, revenues derived from fish stocking services have not been material. However, the Company is presently expanding this line of business in the Western United States through its subsidiary, ALWTA, in Arizona.

OPERATIONS

        Headquartered in Fort Lauderdale, Florida, the operations of the Company are decentralized with eleven customer service offices, one in each of Fort Lauderdale, West Palm Beach, Orlando, Sarasota, Tampa, Jacksonville, Fort Myers, Daytona Beach (all in Florida), Myrtle Beach (South Carolina), Tempe (Arizona) and Athens (Georgia). Each customer service office is headed by a branch manager and supported by sales representatives. As a result of maintaining decentralized operations, the Company is able to reduce transit time and per diem expenses while providing better services to a larger customer base. The branch offices can also be utilized to integrate acquisitions within its geographic region of operations and are easily expandable to handle increased levels of business without a meaningful increase in administrative expenses. This was the case with the Jacksonville, Tampa and Fort Lauderdale operations acquired from Aquatic and Right of Way Control, Inc and AmerAquatic, Inc. (see below - "Recent Acquisitions"). Each office has the same basic set-up, systems and general operations which is a key aspect in the implementation of the Company's expansion strategy in that branch offices can be quickly established in multiple geographical areas in a proven company format. Offices are fully computerized with established customer service protocol. This enables the Company's services to be efficient, professional and responsive to the client base.

EXPANSION STRATEGY

        The  Company  believes  that  continuing   initiatives  of  governmental
authorities relating to environmental problems as well as the gradual privatization of in-house governmental and utility based aquatic and industrial vegetation management contracts have resulted in significant opportunities for its business, through internal growth and acquisitions. Management estimates that only 30% of the aquatic and vegetation management industry is served by commercial companies. The Company's expansion strategy is: (i) to acquire similar businesses and integrate their operations into the existing business so as to create economies of scale; (ii) to intensify marketing efforts and open additional decentralized branch offices that allow the Company to expand its geographic markets while maintaining quality service and minimizing operating expenses; and (iii) to achieve critical mass and increase operating leverage and efficiency so that the Company can pursue larger contracts from the 70% of the industry that traditionally sources contracts in-house. The proceeds of the IPO have enabled the Company to finance increased levels of accounts receivable and satisfy significant bonding requirements in connection with its operations. It has also enabled the Company to establish substantial bonding and insurance capabilities, thereby permitting the Company to bid on and secure larger contracts, especially government and utility work. In addition, over the past three years, the Company has made significant investment in building middle management in order to provide the appropriate infrastructure to integrate the acquisitions planned for under its growth strategy.

        The Company intends to aggressively apply its growth strategy in several stages in the following geographic markets which it perceives to have significant growth potential: (i) Georgia, South Carolina and North Carolina;
(ii) California, Arizona and Nevada; and (iii) Texas, Louisiana and the remainder of the Southern United States.

        The GPI,  ADI,  ARC,  AmerAquatic,  and L&L  Acquisitions  (see  below -
"Recent Acquisitions") were consummated as part of the Company's goal of expanding its operations. Consistent with its strategy of growth, the Company will seek to expand its operations through further acquisitions. The Company believes that the aquatic and industrial vegetation management industry is highly fragmented, consisting principally of small privately-owned companies with limited capital resources, bonding capabilities and documentation systems. The Company believes that with further additions to its existing infrastructure, including improvements to its information and documentation systems, coupled with increased bonding capabilities, this will enable the Company to out-bid its smaller competitors and position the Company to acquire smaller service providers in new geographic markets. However, there can be no assurance that the Company will be able to obtain the required financing to fund the costs of purchasing capital equipment and to build its infrastructure or to make the acquisitions to expand its operations or that the Company will be able to successfully integrate into its operations any acquired business.

RECENT ACQUISITIONS

        On December 31, 1996, the Company acquired 100% of the common stock of Good Shepherd, Inc. d/b/a Green Pastures, Inc. ("GPI Acquisition"), now known as Aquagenix Land- Water Technologies of Georgia, Inc., pursuant to a Stock Exchange Agreement, dated as of December 31, 1996, by and among the Company, GPI and Garry Seitz and Jan Seitz (the "Selling Shareholders"), the shareholders of GPI. The aggregate purchase price was $600,000 which was paid by the issuance of 96,000 shares of the Company's common stock to the Selling Shareholders. The assets acquired from GPI comprised mainly of high-tech roadside application equipment and recurring service contracts.

        GPI, a Georgia-based private company founded in 1988, is a provider of roadside vegetation management services throughout the state of Georgia using high-tech computer controlled application systems along roadsides and has annual revenues of approximately $960,000. This acquisition has been accounted for as a pooling of interests and the Company intends to continue and further develop the existing business of GPI as part of ALWT.

        On December 7, 1996, the Company, through its wholly owned subsidiary, merged with Aquatic Dynamics, Inc. (the "ADI Acquisition") with the Company becoming the surviving entity, pursuant to the terms of a Stock Exchange Agreement and Plan of Merger, dated as of December 7, 1996, by and among the Company, Aquagenix Land-Water Technologies of Arizona, Inc., ADI and Pat Church and Stephen Church, the shareholders of ADI. The aggregate purchase price was $1,000,000, of which (i) $750,000 was paid by the issuance of 133,333 shares of the Company's common stock to the former shareholders of ADI; (ii) $200,000 was paid by the issuance of an installment note due on January 15, 1997, bearing interest at 7% and (iii) $50,000 was paid in cash. The installment note of $200,000 has since been paid in full. The cash portion was funded out of the proceeds of certain private equity placements which took place in June 1996. The assets acquired from ADI comprised mainly of vehicles and equipment, accounts receivable, marketable securities and recurring service contracts.

        In connection with the ADI Acquisition, the Company has entered into two-year employment agreements with the former shareholders of ADI who are participating in the management of the Company's western operations.

        ADI,  an   Arizona-based   private   company  founded  in  1974,  was  a
full-service aquatic vegetation management firm whose experience and services span the gamut of surface water management needs, including residential, commercial, industrial and governmental projects, irrigation and effluent reuse water systems, lake and pond management and ongoing waterway maintenance. ADI has been a leading provider of aquatic vegetation management services throughout Arizona and the southwestern United States with annual revenues of approximately $1,600,000. The ADI Acquisition has established the Company's market presence in the southwestern United States with ADI serving as the hub of operations in that region. The Company intends to continue and further develop the existing business of ADI under its new name, namely, Aquagenix Land-Water Technologies of Arizona, Inc.

        On June 7, 1996, the Company acquired 100% of the voting common stock of Aquatic and Right of Way Control, Inc. ("ARC Acquisition") pursuant to the terms of a Stock Exchange Agreement, dated as of June 7, 1996, by and among the Company, ARC and Ray A. Spirnock and Shirley J. Spirnock, the shareholders of ARC. The aggregate purchase price was $1,500,000, of which $1,350,000 was paid by the issuance of 270,000 shares of the common stock of the Company to the former shareholders of ARC and $150,000 was paid in cash. The cash portion was funded out of cash flows from operations. The assets acquired from ARC consisted mainly of recurring service contracts, accounts receivable and industrial vegetation application equipment. In connection with the ARC Acquisition, the Company entered into a two-year employment agreement with Ray A.
Spirnock.

        With annual revenues of approximately $1,350,000, ARC was a leading provider of industrial vegetation and utility right of way management services in Florida, Georgia and Alabama. These services include the control of noxious weeds in the right of way areas adjacent to distribution and transmission power lines. The Company intends to operate the existing business as part of ALWT and is further developing the industrial vegetation and utility right of way management business previously conducted by ARC.

        On November 17, 1995, ALWT acquired (the "L&L Acquisition") certain of the equipment and customer contracts of L&L Mosquito & Pest Control, Inc., a

South Carolina corporation ("L&L"), used in its aquatic weed and algae control business, pursuant to the terms of an Asset Purchase Agreement, dated as of November 17, 1995, by and among ALWT, L&L and the sole shareholder of L&L. The aggregate purchase price paid by ALWT for the assets of L&L was $150,000 in cash. The Company is continuing to operate the aquatic weed and algae control business previously conducted by L&L. The L&L Acquisition has provided an established foothold for the Company in Hilton Head, South Carolina.

        On October 31, 1995, ALWT acquired ("the AmerAquatic Acquisition") substantially all of the assets and assumed certain of the liabilities, of AmerAquatic, Inc., a Florida corporation ("AmerAquatic"), pursuant to the terms of an Asset Purchase Agreement, dated as of October 19, 1995, by and among ALWT, the Company, AmerAquatic and Thomas Latta and C. Elroy Timer, the principal shareholders of AmerAquatic. The aggregate purchase price paid by ALWT for the assets of AmerAquatic was $4,291,084, subject to adjustment under certain circumstances, of which (i) $3,791,084 was paid in cash and (ii) $500,000 was paid through the issuance by ALWT of a seven-month promissory note bearing interest at a rate of 9.75% per annum, which note was guaranteed by the Company and subsequently paid in full. AmerAquatic was engaged in the business of providing lake management services, including aquatic and terrestrial weed and algae control, melaleuca and other exotic plant control, wetland and upland restoration and other related services. They were the Company's largest competitor in this business in Florida with over 1,000 customers. The AmerAquatic Acquisition expanded the Company's geographic reach into northern Georgia, North Carolina and South Carolina and initiated the Company's penetration into its second strategic market, the South Atlantic states. The Company is continuing to operate the lake and wetland management business previously conducted by AmerAquatic as part of ALWT.

        In connection with the AmerAquatic Acquisition, the Company, ALWT and AmerAquatic entered into a Private Label Agreement, pursuant to which ALWT agreed to purchase sixty specialized vehicles known as "Spra-Buggies", used among other things, to provide lake management services, over a period of three years commencing on October 31, 1995, for a purchase price of approximately $25,000 each. ALWT has the exclusive right to purchase, use and sell these highly-efficient and durable Spra-Buggies within the aquatics industry.

        In connection with the AmerAquatic Acquisition, the Company, ALWT and C. Elroy Timmer entered into a one-year employment agreement.

        The Company funded the cash portion of the purchase price for the assets of AmerAquatic from the proceeds of the issuance and sale of (i) the Company's 12.50% Senior Secured Note due February 28, 1996 (the "Bridge Note") in the principal amount of $5,000,000, and (ii) warrants (the "Bridge Warrants") to purchase an aggregate of 168,166 shares of the Company's Common Stock, pursuant to a Senior Secured Note and Warrant Purchase Agreement, dated as of October 31, 1995 (the "Bridge Note Purchase Agreement"), between the Company and The Equitable Life Assurance Society of the United States ("Equitable"). In December 1995, the Company issued to Equitable the Company's 12.50% Senior Secured Note due October 31, 2003 (the "Senior Secured Note") in the principal amount of $5,000,000 and warrants (the "Warrants") to purchase an aggregate of 351,197 shares of the Company's Common Stock, subject to adjustment under certain circumstances, in substitution for the Bridge Note and the Bridge Warrants, respectively, pursuant to an Amended and Restated Senior Secured Note and Warrant Purchase Agreement, dated as of December 15, 1995 (the "Note Purchase Agreement"), between the Company and Equitable. The Senior Secured Note is subordinated to all indebtedness of the Company to its bank lender and is secured by substantially all of the Company's assets. The Warrants are exercisable at any time until December 31, 2000 at an exercise price of $7.38 per share, subject to adjustment under certain circumstances.

CUSTOMERS

        The Company provides surface water management and industrial vegetation management services to utilities, golf courses, country clubs, real estate owners and developers, homeowners and condominium associations, apartment complexes and various municipal, state and federal governmental authorities and taxing districts, many of which maintain waterways and lands in compliance with local environmental laws and regulations. The Company currently provides aquatic and industrial vegetation management services to approximately 48 customers in the public sector and approximately 2,299 customers with whom the Company has annual aquatic and industrial vegetation management contracts. Substantially all of the Company's contracts for aquatic and industrial vegetation management services are recurring in nature and for the year ended December 31, 1996, this comprised 73% of total revenues (1995: 77%). These recurring annual contracts provide for monthly payments and are automatically renewable. The annual contracts for industrial vegetation management services are usually renewable for a term of up to three years and provide for payments based on a cost per acre or mile of land under management.

        For the year ended December 31, 1996, 19% of its revenues were derived from governmental customers as compared to 34% for 1995. Governmental customers which formerly provided aquatic or vegetation management services through government employees have accounted for a significant portion of the Company's revenues. It is anticipated that a substantial portion of the Company's future revenues will be derived from governmental and quasi-governmental customers. Government contracts are subject to special risks, including delays in funding; lengthy review processes for awarding contracts; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in the government's policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses.

        Historically, the Company has been dependent on a limited number of contracts for a significant portion of its revenues. For the years ended December 31, 1996 and 1995, the Company's five largest customers with whom it has annual contracts accounted for approximately 6.5% and 21.2%, respectively, of the Company's revenues. In 1995, Northern Palm Beach County Water Control District, the customer with which the Company has the largest annual contract, accounted for approximately 14.0% of the Company's revenues while in 1996, it only accounted for 2.2% of the total revenues for 1996. For the year ended December 31, 1996, the Company has broadened its customer base and no one customer accounts for more than 5% of the Company's total revenues.

        There can be no assurance that the Company will obtain additional contracts for projects similar in scope to those previously obtained or retain existing customers or attract and retain new customers or that the Company will not remain largely dependent on non-recurring contracts with a limited customer base, which will constitute a significant portion of the Company's revenues.

INSURANCE AND BONDING

        The Company carries insurance coverage which the Company considers sufficient to meet applicable regulatory and customer requirements and to protect the Company's assets and operations. The Company's insurance coverage currently includes $2 million of comprehensive general liability insurance, up to $1 million of pollution liability insurance and $8 million of excess liability insurance. The Company attempts to operate in a professional and prudent manner and to reduce its liability risks through specific risk management efforts, including employee training. Nevertheless, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company and its financial condition. In addition, the inability to obtain insurance of the type and in the amounts required could impair the Company's ability to obtain new contracts, which are, in certain instances, conditioned upon the availability of adequate insurance coverage.

        The aquatic and industrial vegetation management business involves potentially significant risks of statutory, contractual and common law liability for environmental damage and personal injury. The Company, and in certain instances, its officers, directors and employees, may be subject to claims arising from the Company's on-site or off-site services, including chemicals used in its operations, and environmental contamination by the Company, its contracted transporters or disposal site operators. All such persons may be liable for site investigation, site cleanup costs and natural resource damages, which costs could be substantial, regardless of whether they exercised due care and complied with all relevant laws and regulations. There can be no assurance that the Company will not face claims resulting in substantial liability for which the Company is uninsured, that hazardous substances or materials are not or will not be present at the Company's facilities or that the Company will not incur liability for environmental impairment.

        The  Company  is  required,  in  most  instances,  to  post  bid  and/or performance bonds in connection with contracts or projects with government entities and, to a lesser extent, private sector customers. To date, the Company has been able to obtain bonds in amounts of up to approximately $4 million per bond. However, there is no assurance that this will continue. The Company anticipates that in the future it will continue to be required to post bid and/or performance bonds in connection with contracts or projects with government entities and, to an increasing extent, private sector customers. In addition, new or proposed legislation in various jurisdictions require or will require the posting of substantial bonds or require other financial assurances with respect to particular projects. There can be no assurance that the Company will be able to obtain bonds in the amounts required.

MARKETING

        To date, marketing has principally been conducted through the efforts of the Company's management and sales personnel. The Company uses various marketing methods, including direct mailings, in-person solicitation, print advertising and participation in trade shows and conventions, and periodically mails attractive, full-color sales brochures and advertises in trade journals. The
Company's sales force consist of approximately sixteen people, who are responsible for soliciting potential customers in their respective geographic markets, receive salaries plus a percentage of gross profits derived from Company services. The Company also obtains customers through recommendations and referrals from existing customers and environmental engineers and consultants. The Company's executive officers devote significant time and effort to maintain continuing customer relationships.

        The Company typically obtains private and public contracts for its services through the process of competitive bidding. The Company's marketing efforts include subscribing to several bid reporting services and monitoring trade journals and other industry sources for bid solicitations by various entities, including government authorities and related instrumentalities, and responding to such bid solicitations, which include requests for proposals and requests for qualifications. In response to a request for proposal or qualification, the soliciting entity generally requires a written response within a set period of time. Generally, in the case of a request for a proposal, a bidder submits a proposal detailing its qualifications, the services to be provided and the cost of the services to the soliciting entity which then, based on its evaluation of the proposals submitted, awards the contract to the successful bidder. Generally, in the case of a request for qualification, a bidder submits a response describing its experience and qualifications, the soliciting entity then selects the bidder believed to be the most qualified, and then negotiates all the terms of the contract, including the cost of the services.

        The Company believes that accurate bidding is important to the Company's business. Accordingly, the Company utilizes a computerized bidding system and engages personnel at potential sites to determine cost factors used in submitting bids. Public contracts are usually longer-term (two to three years) and may periodically be put up for bid even though the Company has provided quality services and has formed a strong relationship with the customer. While a bid price is an important factor in obtaining contracts, the Company believes that potential customers also consider reputation, experience, safety record and the financial condition of bidders in awarding contracts. Because of its familiarity with the nature of the contracts and the basis on which they are awarded, the Company is often able to retain contracts that are put up for bid. In the past, the Company has been able to retain approximately 85% of contracts which fall into this category. However, there can be no assurance that the Company will continue to be successful in having its bids accepted. The competitive bidding process is typically lengthy and often results in the expenditure of significant sums and allocation of resources in connection with bids that may be rejected. Additionally, inherent in this process is the risk that actual performance costs may exceed the projected costs, especially in relation to disputes on the performance of services, upon which the submitted bids or contract prices are based.

COMPETITION

        The aquatic and vegetation management industry is highly competitive. The Company faces competition from several hundred companies throughout the Sunbelt States. In recent years, government authorities have implemented an extensive regulatory framework directed toward alleviating various environmental problems. The complex nature of government regulation has resulted in significantly increased sophistication and costs of aquatic and industrial vegetation management, handling and disposal methods, facilities and equipment. Consequently, the industry has become increasingly capital intensive and competitive.

        The Company believes that the principal competitive factors in the aquatic and industrial vegetation management industry are reputation, technical proficiency, managerial expertise, financial assurance capability (particularly as it relates to bonding), price and breadth of services offered, including documentation capabilities. With its internal growth and its recent acquisitions, the Company is currently the largest commercial provider of aquatic and vegetation management services in the United States. With its highly credible track record, substantial bonding and insurance capabilities, its investment in managerial expertise, equipment and computerized operations, management believes that the Company does have a competitive edge in the business. The Company has developed a customized software package which provides individual job budgets, branch work schedules, integrated customer service and sales activity tracking and collaborative communications. All these allows the Company to provide quality service, improve efficiency and costs control and provide competitive yet profitable bids. In addition, the Company is also committed to purchasing highly specialized proprietary equipment to remain in the forefront of technology. This equipment is intended to be used for weed and algae control both in water and on land ('amphibian' in nature). They may result in high efficiency and accuracy including the reduction of the cost of labor per acre of weed control, allowing the Company to use the finest treatment products for its customers and projects.

        Competition in the aquatic and industrial vegetation management industry is, however, expected to increase in the foreseeable future. A significant number of aquatic management projects continue to be performed "in house" by the major water management districts, many of which may have substantially greater financial and other resources than the Company. The Company also expects that a significant number of new market entrants will seek to bid on new aquatic management projects for the Everglades. There can be no assurance that the Company will be able to compete successfully in its markets.

SUPPLIERS AND SUBCONTRACTORS

        The Company is dependent on third-party suppliers and manufacturers for all of its requirements of algicides and herbicides, fish and aeration systems used in its aquatic management business. Although the Company purchases all of these supplies from numerous suppliers and believes that alternative sources of supply are available, failure by such suppliers and manufacturers to continue to supply the Company with products on commercially reasonable terms, or at all, in the absence of readily available alternate sources, would adversely affect the Company's ability to deliver products and provide services on a timely and competitive basis. The Company is dependent on the ability of its suppliers and manufacturers, among other things, to satisfy performance, quality and regulatory specifications and dedicate sufficient production capacity for supplies within scheduled delivery times. The Company does not maintain contracts with any of its suppliers or manufacturers and purchases supplies pursuant to purchase orders placed from time to time in the ordinary course of business. In addition, the Company currently does not own or lease certain specialized equipment, including mechanical harvesting or certain planting equipment and is dependent upon third-party subcontractors to provide necessary equipment, know-how, transportation and other facilities on a project basis. In the event such subcontractors were to become unavailable to the Company at acceptable cost levels, or at all, the Company's business could be materially adversely affected.

GOVERNMENT REGULATION

        The aquatic and industrial vegetation management services business is subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency (the "EPA") and the United States Occupational Safety and Health Administration ("OSHA"). Among other things, these regulatory authorities impose requirements which regulate the handling, transportation and disposal of hazardous and non-hazardous materials and the health and safety of workers, and require the Company and, in certain instances, its employees, to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company. The Company is currently subject to the requirements of the Resource Conservation and Recovery Act of 1976, as amended, the Federal Water Pollution Control Act, as amended, the Federal Insecticide, Fungicide, and Rodenticide Act, the Florida Weed Control Act and the Occupational Safety and Health Act of 1970. The following is a summary of these regulations and other material governmental regulations which may be applicable to the Company.

        The Federal Water Pollution Control Act, as amended by the Federal Water Pollution Control Act Amendments of 1979 and the Clear Water Act of 1977 (collectively "CWA"), create the federal statutory scheme for water pollution control and management. The principal objective of the CWA is to restore and maintain the integrity of the nation's waters. In addition, the CWA provides for: (I) the development of pollutant discharge standards and limitations; (ii) a permit and licensing system to enforce these discharge standards; (iii) federal funding to assist in the construction of publicly owned and privately owned treatment works; and (iv) research and development of pollution control technologies and strategies.

        Congress also created the federal Safe Drinking Water Act ("SDWA") to ensure the quality and safety of drinking water supplies. To protect underground sources of drinking water from contamination, SDWA regulates underground injection wells used for waste disposal and establishes a permit program for such practices. The SDWA also establishes procedures for the development and implementation of programs for aquifer protection areas located within areas designated as source aquifers for drinking water.

        Even though the EPA has nationwide authority to implement CWA, authorized states may implement various aspects of the National Pollutant Discharge Elimination System ("NPDES") and pretreatment programs, among other areas of responsibility. In addition to the option of administering the CWA under authority delegated by the EPA, states may develop their own regulations for water pollution control, which generally parallel federal CWA requirements.

        As a complement to the regular NPDES program, the United States Army Corps of Engineers must issue a special permit (commonly referred to as a Section 404 permit) prior to the discharge of dredge-and-fill material into navigable waters of the United States, including "wetlands" as defined under the CWA. As a condition of obtaining such dredge-and-fill permits, the permittee is required to mitigate the impacts of such dredge-and-fill activities (often times by creating new wetlands), resulting in "no net loss" of wetlands or an increase in wetlands areas. As is the case in Florida, many states implement the dredge-and-fill permit criteria under a consolidated federal and state program. The Company from time to time may be engaged in wetlands mitigation projects, which may subject the Company to the provisions of the CWA and its permitting programs.

        Originally adopted in 1947, the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA") constitutes the federal regulatory framework governing pesticides, including algicides and herbicides. FIFRA imposes a variety of licensing, permitting, classification, and registration requirements, along with various constraints imposed upon the application, use, and handling of pesticides. FIFRA mandates that all restricted use of pesticides be applied by or under the direct supervision of an applicator certified only under FIFRA. Although FIFRA dictates certification for applications of restricted use of pesticides, many states, including Florida, require the certification and/or registration of commercial applicators for applications of both general and restricted use pesticides.

        FIFRA expressly authorizes states to regulate the sale or use of a federally registered pesticide or device under certain circumstances, but defers to state regulations employing stricter standards. A state may also require the registration of federally registered pesticides for additional uses consistent with special local needs. As a general rule, state laws regulating pesticides parallel the federal scheme. Many states supplement the federal requirements with their own regulations.

        The Toxic Substance Control Act of 1975 ("TSCA") gives the EPA broad authority to regulate the manufacture, processing, distribution in commerce, use and disposal of chemical substances and mixtures. The EPA may require testing of chemical substances that may present an unreasonable risk to health or the environment. If testing reveals an unreasonable risk, the EPA must take steps to reduce the risk. Options available to the EPA range from labeling requirements prohibiting manufacture of the harmful chemical to mandating the manner in which it must be disposed. The Company from time to time may be engaged in the future to remediate certain contaminated sites, which may involve the use or disposal of chemical substances and mixtures. To the extent that the Company handles in the future those chemical substances and mixtures regulated by TSCA, the Company could be subject to liability under TSCA. The Company does not anticipate that a material portion of its environmental remediation activities in the future will consist of the remediation of sites requiring the use or disposal of chemical substances or materials regulated by TSCA.

        The Florida Aquatic Weed Control Act ("FAWCA") creates a state regulatory framework for the preservation and maintenance of the state's waterways. Under FAWCA, no person or public agency shall eradicate, remove or otherwise alter any aquatic weeds or plants in waters of the state unless the Department of Environmental Protection ("DEP") or its designee issues a permit or the activity is exempted. The Florida Legislature also established the Florida Nonindigenous Aquatic Control Act, which is designed to control nonindigenous aquatic plants primarily by means of maintenance programs. In connection with its aquatic management activities, the Company is subject to the permitting criteria of FAWCA and the Florida Nonindigenous Aquatic Control Act, which the Company does not anticipate will have a material impact on its aquatic management business.

        The Company may also be subject to a variety of environment-related worker and community safety laws. The Occupational Safety and Health Act of 1970 ("OSHA") mandates general requirements for safe work places for all employees. In particular, OSHA calls for special procedures and measures for the handling of certain hazardous and toxic substances. In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. Moreover, under the Federal Emergency Planning and Right-to- Know Act of 1986, facilities handling specified extremely hazardous materials must notify local emergency planning committees of their activities and comply with the provisions of local emergency plans. Requirements under state law, in some circumstances, may mandate additional measures for facilities handling specified extremely dangerous materials.

        The Company believes that it is in substantial compliance with all material federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits necessary for the operation of its business. However, amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new jurisdictions and aquatic and vegetation management services could require the Company to continually alter methods of operations at costs that could be substantial. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws, regulations and permitting requirements, particularly as it seeks to enter into new markets. Failure to comply with applicable laws, rules or regulations or permitting requirements could subject the Company to civil remedies, including fines and injunctions, as well as possible criminal sanctions, which would have a material adverse effect on the Company.

        Notwithstanding the burdens of compliance, the Company believes that its business prospects are significantly enhanced by the continuing stringent enforcement of the comprehensive regulatory framework by government agencies. Any significant relaxation of the regulatory requirements governing the aquatic and vegetation management services industry could also adversely affect the Company.

PERMITS AND LICENSES

        The Company and, in certain instances, its employees are required to obtain and maintain licenses and permits in connection with its operations. The Company's employees currently hold the necessary permits for application of the algicides and herbicides utilized by the Company in its aquatic management business. The Company is required to obtain permits from state and local governments for the harvesting and planting of aquatic plants in connection with its wetlands planting activities on a project basis. The Company may also be required to obtain surface water permits in connection with its aquatic management activities on a project basis depending on the nature of the body of water.

        The Company anticipates that it will be required to obtain and maintain additional licenses in geographic areas in which it intends to expand its operations. The Company believes, based upon the level of training of its employees and past experience, that it will be able to obtain all such required licenses, although there is no assurance that it will be able to do so.

EMPLOYEES

        As of March 12, 1997, the Company had approximately 150 employees other than executives, all of whom are full-time employees, which includes 30 administrative staff, 12 branch managers, 13 sales personnel, 75 applicators and 20 laborers. The Company is not currently a party to any collective bargaining agreement. The Company believes that its employee relations are satisfactory.

Discontinued Operations

        The Company's Board of Directors in November 1995 approved a plan to dispose of the environmental remediation business segment in view of the continued losses of the environmental remediation services division and operational problems associated with it. In 1996, management has implemented various cost-cutting measures including the reduction of officers and other personnel, the sale of under-utilized equipment and the consolidation of accounting and administrative functions. The Company's remediation services which are being discontinued include remediation of petroleum contaminated soil and ground water and the removal, disposal and installation of underground petroleum storage tanks and fuel dispensing systems.

        On April 25, 1996, the Company sold substantially all of the assets and liabilities of HES to Heart Environmental Services, Inc. (the "Buyer"), a New Jersey corporation for a total consideration of $1,907,021. The total consideration comprises (I) $681,000 in cash, (ii) a three-year promissory note of $600,000 (the " Promissory Note") issued by the Buyer, bearing interest at 9% per annum and collaterized by the pledge of 499 shares of the Buyer's Common Stock pursuant to a Stock Pledge Agreement, (iii) the cancellation of total obligations due to H&H Investments Corporation, Mr. Eugene M. Haas and Mr. Robert E. Haas (collectively known as the "Haas Shareholders") which amounted to $626,021. The Company originally incurred these obligations in connection with the HES acquisition in February 1995. As a result of the HES sale, the Company has agreed not to pursue any claims against the Haas Shareholders in connection with the Haas acquisition in February 1995. All of the above items have been satisfied with the exception of (ii) pertaining to the Promissory Note. As of December 31, 1996, the Company determined that there will be a collectibility problem in relation to the Promissory Note and as a result, a full valuation allowance has been made.

        In relation to FUPTC, the Company has not been successful in finding a buyer for it and the net book values of the remaining assets of FUPTC have been written down to its net realizable values. As at December 31, 1996, FUPTC has fulfilled all of its remaining contractual obligations. All equipment have been sold on a piece-meal basis and the net liabilities of the discontinued environmental remediation entities consist mainly of accounts receivable, accounts payable and amounts payable to Robert A. Radler, the former President of the Company, under a settlement agreement entered into in 1996 with the Company. (See Part III, Item 10: Employment Agreements). The Company is continuing its collection efforts for the remaining accounts receivables in relation to its discontinued operations so as to settle the remaining accounts payable.

Item 2. Description of Property
        -----------------------

        The Company maintains a corporate headquarters for its aquatic management and environmental remediation businesses, consisting of approximately 17,350 square feet, located in Fort Lauderdale, Florida, under a five-year four-month lease which commenced on January 1, 1994. The Company has the option to extend the term of the lease for an additional five years. The Company's annual lease payments for the remaining two years of the lease will be approximately $89,790 and $93,370. Thereafter, the Company's annual lease payments will increase by 5% each year. In addition to its lease payments, the Company is required to pay a proportionate share of the operating expenses, as defined in the lease to include, among other things, property taxes, hazard insurance and all public utility services aside from electric, incurred by the lessor in connection with its management and maintenance of the property subject to the lease. Under the terms of the lease, the Company's operating expenses may not increase by more than 5% each year.

        In addition to its corporate headquarters, the Company conducts its aquatic and industrial vegetation management business out of the following branch offices:

        The  Company's   office  in  West  Palm  Beach,   Florida   consists  of
approximately 3,450 square feet, under a two-year lease which commenced on September 23, 1992. The Company has extended the lease for an additional three-year term, including the rental of additional space of approximately 1,150 square feet. The Company has the option to renew the lease for an additional year. Annual lease payment is approximately $35,200, which amounts include the cost of property taxes, hazard insurance, and public utility services but exclude the cost of maintaining exterior walls, roof areas and the structural integrity of the leased building, a portion of which costs the Company may be assessed to pay.

        The Company rents an approximately 3,200 square foot office in Orlando, Florida under a three-year one-month lease which commenced on June 1, 1994. The Company has the option to extend the term of the lease for an additional two years. The Company's annual lease payments for the three years of the lease (excluding the first month) are approximately $17,440, $17,965 and $18,500, excluding taxes, insurance and utilities.

        The Company's office in Sarasota, Florida consists of approximately 4,000 square feet. The Company leases this office under a one-year lease which commenced on January 1, 1997. The Company has the option to renew the lease for four additional one-year terms. The annual lease payment is $24,000 which excludes taxes, insurance and utilities.

        The Company rents an approximately 4,500 square foot office in Tampa, Florida under a five-year lease effective May 1, 1995. The Company has the option to extend the term of the lease for an additional two years. The Company's annual lease payment is $24,000 except for the first year where the rent is specifically waived for a period of five months which amount includes water services, but excludes the cost of all other public utility services, insurance, taxes and maintenance.

        The Company's office in Fort Myers, Florida is approximately 4,200 square foot in size and is under a two-year lease which commenced on December 1, 1995. The annual lease payment is $19,200 excluding taxes, insurance and utilities. The Company has the option to renew the lease for three additional one-year terms.

        On March 1996, the Company entered into a lease for approximately 2,625 square feet of space in Jacksonville, Florida, with a term of one year effective April 1, 1996. The Company has the option to renew the lease for three additional one-year terms. The Company's annual lease payment is $13,200, excluding taxes, insurance and utilities.

        The Company's office in Myrtle Beach, South Carolina consists of approximately 2,000 square feet and is leased on a month to month basis for approximately $600 per month.

        The Company's office in Tempe, Arizona, is approximately 5,900 square feet in size and is under a month to month lease which commenced December 7, 1996. The monthly lease payment is $2,000 in addition to all expenses borne by triple net lease terms, including, but not limited to, real estate taxes. The Company intends to enter into a two year lease agreement including yearly renewal options, with a monthly lease payment of approximately $3,250 for this office.

        In connection with the GPI Acquisition, the Company entered into a month to month lease for approximately 2,800 square feet of space in Athens, Georgia at a monthly lease payment of $1,000.


Item 4. Submission of Matters to a Vote of Security-Holders
        ---------------------------------------------------

        None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock and Warrants are quoted on the NASDAQ National Market System under the symbols "AQUX" and "AQUXW", respectively. The following table sets forth, for the period since the first quarter ended March 31, 1995, the high and low closing sales prices for the Common Stock and the Warrants as reported by NASDAQ.


                                           Common Stock          Warrants
                                         -----------------  ------------------
                                          High      Low       High      Low
                                         -------  --------  --------  --------

1995
----
First Quarter . . . . . . . . . . . . .  7-1/4     6-1/2     2-1/8     1-15/32

Second Quarter . . . . . . . . . . . . . 7-3/8     5-1/2     2-1/4     1

Third Quarter . . . . . . . . . . . . .  8-1/8     6-1/2     2-1/2     1-5/8

Fourth Quarter . . . . . . . . . . . . . 8-1/16    6-5/8     2-1/2     1-3/4

1996
----
First Quarter . . . . . . . . . . . . .  6-7/8     3-1/4     2         11/16

Second Quarter . . . . . . . . . . . . . 5-1/4     4-1/4     1-1/8     11/16

Third Quarter . . . . . . . . . . . . .  5-13/16   4-1/2     1         1/2

Fourth Quarter . . . . . . . . . . . . . 6-3/8     4-11/16   1-1/8     1/2

1997
----
First Quarter (through March 12, 1997) . 8         5-15/16   2-1/2     15/16


        As of March 12, 1997, there were 42 record holders of the Company's Common Stock. There are in excess of 1,009 beneficial owners of the Company's Common Stock.

        The Company has not paid any cash dividends on its Common Stock other than S corporation dividends prior to the IPO and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business. In addition, certain of the Company's loan agreements with its lenders prohibit the Company from paying dividends.


Item 6. Management's Discussion and Analysis of Financial  Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

        The following management's discussion and analysis relates to the financial condition and results of operations of the Company for the years ended December 31, 1996 and 1995 after giving effect to the Company's merger with Green Pastures, Inc. ("GPI") on December 31, 1996, which was accounted for as a pooling-of-interests.

OVERVIEW

      The Company is currently the largest provider of aquatic and industrial vegetation management services in the United States. Besides Florida, Georgia, North and South Carolina, the Company has begun providing services in Arizona, Alabama and Tennessee. The Company's operations have grown significantly since 1994 as a result of internal growth and the selective acquisition and consolidation of privately held aquatic and industrial vegetation management companies with limited geographic service areas and market shares. The Company continues to adopt a growth strategy which includes the acquisition of companies offering similar services to its core business, eliminating duplicative expenses and integrating the acquired operations into its existing business. Such acquisitions have been accomplished through the purchase of the outstanding stock or assets of the acquired entities for cash, notes, shares of the Company's common stock, or a combination thereof.

      On June 7, 1996, the Company acquired Aquatic and Right of Way Control, Inc. ("ARC") for $1,500,000 which was paid by the issuance of 270,000 shares of the Company's common stock and $150,000 was paid in cash. With annual revenues of approximately $1,350,000, ARC is a leading provider of industrial vegetation and utility right of way management services in Florida, Georgia and Alabama. These services include weed control and growth regulation in right of way areas adjacent to distribution and transmission power lines. In 1996, the Company has begun to create a niche for itself in the industrial vegetation management business, with the ARC acquisition providing the springboard from which marketing efforts are being targeted at electric and power utilities, telephone and railroad companies, transportation departments and industrial sites.

      On December 7, 1996, the Company completed the acquisition of Aquatic Dynamics, Inc. ("ADI") for $1,000,000, of which $750,000 was paid by the is-suance of 133,333 shares of the Company's common stock, $200,000 was paid by the issuance of an instalment note and $50,000 was paid in cash. This acquisition marks the Company's entry into the Southwest market for aquatic vegetation management services. Through this acquisition, the Company acquired a leading provider of aquatic management services throughout Arizona and the southwestern United States with annual revenues of approximately $1,600,000 and whose experience and services span the gamut of surface water management needs, including residential, commercial, industrial and governmental projects, irrigation and effluent reuse water systems, lake and pond management and ongoing waterway maintenance.

      On December 31, 1996, the Company made its third acquisition in 1996 by acquiring GPI for $600,000 which was paid by the issuance of 96,000 shares of the Company's common stock. Through this acquisition, the Company acquired a provider of roadside vegetation management services throughout the state of Georgia, with annual revenues of approximately $960,000 and thereby strategically broadens its expansion in the south of United States.

      On October 31, 1995, the Company acquired substantially all of the assets and assumed certain of the liabilities, of AmerAquatic, Inc., a Florida corporation ("AmerAquatic"), pursuant to the terms of an Asset Purchase
Agreement, dated as of October 19, 1995, by and among EWM, the Company, AmerAquatic and Thomas Latta and C. Elroy Timer, the principal shareholders of AmerAquatic. The aggregate purchase price paid by EWM for the assets of AmerAquatic was $4,291,084, subject to adjustment under certain circumstances, of which (i) $3,791,084 was paid in cash and (ii) $500,000 was paid through the issuance by EWM of a seven-month promissory note bearing interest at a rate of 9.75% per annum, which note is guaranteed by the Company. AmerAquatic was engaged in the business of providing lake management services, including aquatic and terrestrial weed and algae control, melaleuca and other exotic plant control, wetland and upland restoration and other related services. They were the Company's largest competitor in this business in Florida with over 1,000 customers. The AmerAquatic Acquisition expanded the Company's geographic reach into northern Georgia, North Carolina and South Carolina and initiated the Company's penetration into its second strategic market, the South Atlantic states. The Company is continuing to operate the lake management business previously conducted by AmerAquatic as part of ALWT.

      The proforma combined results of operations of the Company assuming that the ARC, ADI and AmerAquatic acquisitions were completed on January 1, 1995 are as follows:

                                          Pro Forma       Pro Forma
                                            1995              1996
                                       ------------     ------------

Revenues                               $ 12,825,618     $ 13,419,446

Net (loss) income                      $   (405,507)    $    450,391

Net (loss) income per share            $      (0.11)    $       0.11

The proforma results combine the historical operating results of GPI, ADI and GPI and are not necessarily indicative of operating results which would have occurred if these acquisitions had been operated by current management during the periods presented as these amounts do not reflect the full network optimization and the synergistic effect on operating, selling, general and administrative expenses.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS - AQUATIC & INDUSTRIAL VEGETATION MANAGEMENT BUSINESS
---------------------------------------------------------------------------

REVENUES

      Total service revenue increased by approximately $4,498,000, or 64.5%, from approximately $6,970,000 in 1995 to $11,468,000 in 1996. The increase in revenues was primarily attributable to an increase in the number of recurring and non-recurring aquatic and industrial vegetation management contracts. This was brought about by the expansion of its customer base in Florida, Georgia, North and South Carolina, Alabama and Arizona as a result of intensive marketing efforts and acquisitions. Much of the internal growth in revenues resulted from an increasing trend towards governmental and private outsourcing and the growing need to comply with environmental laws and regulations. In addition, the Company has embarked on an aggressive expansion strategy through proactive consolidation of aquatic and vegetation management companies. The acquisitions in 1996 has contributed approximately $1,243,000 to the total increase in revenues.

      Approximately 76.7% of the total revenues were derived from the business of aquatic weed, algae and plant control which accounted for approximately 67.4% of the increased revenues. Revenues from industrial vegetation management services comprised 17.3% of total revenues for 1996, accounting for 22.8% of the increase in revenues for 1996. Revenues from industrial vegetation management services are expected to contribute increasingly to the Company's overall revenues in the next few years.

COST OF SERVICES AND GROSS MARGINS

      Costs of services increased by approximately $2,852,000, or 78.5%, from approximately $3,631,000 in 1995 to $6,483,000 in 1996. The increase in costs of services was mainly attributable to increased chemical, labor, insurance and fuel costs which was directly a result of the Company's expanding operations. As a percentage of revenues, cost of services have increased from 52.1% for 1995 to 56.5% for 1996. The reduced gross margin was due primarily to higher chemical and labor costs as a result of the particularly hot summer which was further aggravated by a lower than normal rainfall experienced in Florida in 1996. This caused an exceptionally rapid growth of algae and aquatic weeds. In addition, a higher mix of industrial vegetation management contracts acquired for 1996 as compared to 1995 also contributed to the lower gross margin. For 1996, revenues from industrial vegetation management services comprised 17.3% of total revenues as compared to 13.8% for 1995. Gross margins for industrial vegetation management contracts are generally lower that the aquatic vegetation management contracts as they involve a higher usage of chemicals.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased by approximately $697,000, or 17.0%, from approximately $4,095,000 in 1995 to $3,398,000 in 1996.
This decrease was mainly attributable to reductions in consulting fees incurred for financial advisory services relating to the evaluation and sourcing of financing arrangements for proposed acquisitions, professional fees and travel and lodging expenses associated with due diligence work carried out for potential acquisitions which were not consummated. In addition, the streamlining of corporate operations also resulted in the reduction of payroll costs, legal fees and public relations expenses. As a percentage of revenues, such expenses have decreased from 58.7% in 1995 to 29.6% in 1996 due primarily to the cost control measures taken with respect to the Company's corporate functions and the operating efficiencies and economies of scale achieved following the various acquisitions in 1996 and 1995 and internal growth experienced by the Company.

      Depreciation and amortization expenses increased from approximately $304,000 in 1995 to $721,000 in 1996. As a percentage of revenues, depreciation and amortization expenses have increased from 4.4% in 1995 to 6.3% in 1996. This increase reflected a full year's depreciation of the equipment acquired in connection with the AmerAquatic acquisition in 1995 and the purchase of additional application equipment in 1996 as a result of the Company's expanding operations. The increase in amortization expense related to the amortization of intangibles acquired from the acquisitions in 1995 and 1996 as well as amortization of unearned compensation relating to the issuance of options as compensation for certain financial consulting services rendered in 1996.

INTEREST INCOME

      Interest income decreased by approximately $157,000, from approximately $218,000 in 1995 to $61,000 in 1996. The decrease in interest income was consistent with the lower average balance of marketable securities held in 1996 as compared to 1995.

INTEREST EXPENSE

      Interest expense increased by approximately $509,000, from approximately $174,000 in 1995 to $683,000 in 1996, primarily as a result of the 12.5% Senior Secured Note of $5,000,000 issued in October 1995 to finance the AmerAquatic acquisition.

INCOME FROM CONTINUING OPERATIONS

      Income from continuing operations increased by approximately $886,000 from a loss of approximately $642,000 in 1995 to a net income of $244,000 in 1996. The increase in income from continuing operations was due to increased revenues, improved utilization of its fixed administrative costs and the elimination of certain nonrecurring expenditures from 1995. No provision for income taxes was required in view of the Company's net operating loss carryforwards.

SEASONALITY

         The Company's results of operations are not materially affected by seasonal trends. However, the Company's cost of services for aquatic and industrial vegetation management services are higher during the spring and summer months when aquatic weeds, algae and exotic plants grow at a much faster rate than during the fall and winter months. As a result of such higher growth rates, the Company is required to use increased amounts of chemicals to control weeds, algae and exotic plants and to incur additional overtime for hourly employees. Higher costs could adversely affect the Company's profit margins and results of operations during such periods. However, the Company believes that in the future, its results may reflect quarterly fluctuations resulting from the different climatic conditions of the locations of its customers.

OUTLOOK

       Management believes that the aquatic and industrial vegetation management industry is expected to grow substantially over the next few years because of:
(I) the continued outsourcing of maintenance contracts of utilities, railroads and government agencies which were previously conducted by internal public works personnel; (ii) the growth in the number of golf courses and condominiums which require frequent perennial maintenance of its lakes; (iii) environmental issues reaching mainstream acceptance, thus reducing barriers to businesses and individuals utilizing maintenance services even for predominantly cosmetic reasons; and (iv) new legislation mandating increasingly stringent environmental regulations.

      The Company, through internal growth and its aggressive acquisition plan, is currently the largest provider of aquatic-related vegetation management services in the Southeastern United States. The Company will seek to take advantage of the growth potential of the industry which includes making future acquisitions of several privately-held waterway and vegetation management companies throughout the Sunbelt states which are compatible with its core business, eliminating duplicate expenses and integrating the acquired operations into the existing business. Management believes that the industry is particularly well suited for acquisitions as it is made up of numerous smaller companies which are virtually identical. A larger entity would be able to take advantage of (i) economies of scale; (ii) increased insurance and bonding capacities; (iii) decentralized branch offices which reduce operating costs by reducing transit time to job sites and increase employee efficiency; and (iv) opportunities to service larger contracts that have traditionally been serviced in-house.

      Although the Company believes that there is significant demand for aquatic and vegetation management services, the industry is emerging with a relatively limited operating history. As such, demand and market acceptance for the Company's services are subject to a high level of uncertainty.

The Company's growth prospects will be largely dependent on its ability to achieve greater penetration in existing markets and new markets and also on continued favorable regulatory environments. In addition, there can be no assurance that additional financing can be obtained to finance future acquisitions or that the Company can successfully integrate into its existing operations any future acquisitions. The costs of additional financing, together with its inability to integrate future acquisitions into its existing business, would have a material adverse effect on the financial performance of the Company, especially when the capital investment is significant.

      The Company anticipates that selling, general and administrative expenses will increase in 1997 as a result of the planned growth in the systems and personnel necessary to support the expanded scope of the Company's operations and to establish the required infrastructure to assimilate the increased operations from internal growth and future acquisitions. The Company is currently in the process of converting its information systems to better meet the increasing information requirements of the business. Selling and promotional expenses are also expected to increase in 1997 as a result of increased marketing efforts especially in relation to the industrial vegetation management services and the increased geographic distribution of the customer base. The Company anticipates that this increased level of infrastructure spending will have a negative impact on the Company's results of operations for 1997 and it is expected that the Company will incur operating losses in the first quarter of 1997. The Company regards these expenditures as critical to the future business success of the Company.

LIQUIDITY AND CAPITAL RESOURCES

CONTINUING OPERATIONS
---------------------

Working Capital

      Working capital (excluding net liabilities of discontinued operations) was approximately $1,384,000 at December 31, 1995 as compared to approximately $1,140,000 as at December 31, 1996. The decrease in working capital of approximately $244,000 was due primarily to the liquidation of the marketable securities and the refund of income taxes.

      As of December 31, 1996, accounts receivable increased by approximately $64,000 as compared to 1995. This was in line with the increased revenues for 1996 as compared to 1995 as a result of internal growth and the ARC and ADI acquisitions. The Company's accounts receivable as a percentage of revenues decreased to 9.3% in 1996 from 14.3% in 1995 and this was due to the improved collection period for the accounts receivable from 39 days at December 31, 1995 to 32 days at December 31, 1996. The incidence of bad debts experienced by the Company has been negligible and the Company believes that the allowance for doubtful accounts of approximately $89,000 at December 31, 1996 is adequate to cover anticipated losses. Of the Company's total accounts receivable at December 31, 1995 and 1996, approximately $239,000 (23.9%) and $336,000 (31.6%) were due from five customers, respectively. The increase was primarily due to larger aquatic and industrial contracts secured in 1996 as compared to 1995. Delays in collection or uncollectibility of accounts receivable could have an adverse impact on the Company's liquidity and working capital position.

      During 1996, the Company received a refund of income taxes amounting to approximately $606,000 mainly as a result of the carryback of the net operating losses incurred in 1995 against prior years' income.

      At December 31, 1996, the Company has loan agreements with SunTrust Bank, Miami, N.A. ("SunTrust") which provides for borrowings under a revolving line of credit of up to $750,000, a 15- year loan in the principal amount of $94,144 collaterized by certain real property, and equipment loans in the principal amounts of $90,624. At December 31, 1996, an aggregate of approximately $512,000 was outstanding under the loan agreements with SunTrust, of which approximately $404,415 was outstanding under the line of credit, $85,634 was outstanding under the 15-year loan and $21,538 was outstanding under the equipment loans. Advances under the line of credit are based on certain borrowing formulas relating to eligible accounts receivable. Accounts receivables of discontinued operations are pledged as collateral for the line of credit but cannot be used as part of the borrowing base under the line. Interest accrues at 1.5% above prime for the line of credit and the facility expires on March 31, 1997. The Company is currently in the process of establishing a new line credit with another bank.

CASH FLOWS FROM OPERATING ACTIVITIES

      The Company used approximately $2,099,000 in cash from operating activities for the year ended December 31, 1995 as compared to cash provided by operating activities of approximately $349,000 for the year ended December 31, 1996. Of this total net cash provided by operating activities, continuing operations generated net cash of approximately $1,223,000 for the year ended December 31, 1996 as compared to net cash used by continuing operations of approximately $2,026,000 for 1995. The increase in net cash generated by operating activities of the continuing operations was due primarily to an increase in income from continuing operations, the improvement in the collection period for accounts receivable and the refund of income taxes.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash provided by investing activities of continuing operations was approximately $31,000 in 1996, which related mainly to proceeds from the sale of marketable securities and equipment and was partly offset by capital expenditures of approximately $874,000. The increase in capital expenditures in 1996 as compared to 1995 was due to additional purchases of application equipment and computers which were in line with the expansion of operations. As of December 31, 1996, the Company has capital commitments to purchase forty-six specialized application vehicles known as "Spra-Buggies" over the next twenty-two months at a current purchase price of approximately $27,000 per vehicle. The Company is currently seeking to establish equipment financing lines of credit with various commercial equipment financing companies for a total of approximately $2,000,000.

      The cash outlay for the acquisitions completed in 1996 has not been significant as the acquisitions were primarily financed by the issuance of the Company's common stock. The increase in intangible assets for 1996 was due to the intangibles acquired as a result of the ARC and ADI acquisitions which are being amortized over 15-25 years.

CASH FLOWS FROM FINANCING ACTIVITIES

      The Company repaid a total of approximately $847,000 of its borrowings relating to its continuing operations during 1996 and this included the repayment of the promissory note of $500,000 issued in connection with the AmerAquatic acquisition in October 1995. In April 1996, the Company entered into a sale and leaseback capital lease agreement, for a principal amount of $300,000, with a commercial equipment financing company to refinance some of the capital expenditures for application equipment.

      During 1996, the Company completed four equity private placements totaling 437,500 shares of the common stock of the Company at a price of $4 per share for a total cash consideration of $1,750,000. Of the total number of shares issued, 125,000 shares were issued to Mr. Jeffrey T. Katz, a director of the Company. The proceeds from these equity placements have primarily been used to finance working capital, repayment of debt and capital expenditures.

      The proceeds from other borrowings in 1995 related mainly to the proceeds from the issuance of a 12.5% Senior Secured Note due February 28, 1996 in the principal amount of $5,000,000 to The Equitable Life Assurance Society of the United States for the financing of the AmerAquatic acquisition in October 1995.

      In November 1996, the Company issued to various private investors a total of 350,000 stock options immediately exercisable for the purchase of common stock of the Company at an exercise price of $5 per share. In February 1997, 50,000 stock options were exercised by an investor and the Company issued 50,000 shares of the common stock of the Company for an aggregate amount of $250,000. The proceeds from these equity placements will primarily be used to finance working capital and future acquisitions.

      The Company continues to pursue private debt or equity offerings with potential investors and increases in credit facilities with financial institutions in order to fund the continued expansion of its aquatic and industrial vegetation management business in 1997 both through internal growth and acquisitions. To the extent that the Company is unable to obtain this financing or financing available through the conversion of outstanding redeemable warrants from the initial public offering, the Company may be required to curtail its expansion activities.

DISCONTINUED OPERATIONS - ENVIRONMENTAL REMEDIATION BUSINESS

      In January 1996, the Company refinanced substantially all of its equipment in relation to its remediation segment with USL Capital Corporation ("USL"). Using the proceeds from the USL loan and the proceeds from the liquidation of marketable securities, the Company repaid all advances made to the discontinued operations under the previous line of credit with SunTrust which amounted to approximately $818,000 and the long-term loan of $1,975,000 to SunTrust which was used to finance the acquisition of HES in 1995.

      In March 1996, the Company entered into an agreement with SunTrust for a one-year extension to February 10, 1997 of a loan of $760,000 (the "FUPTC Loan") advanced under the a revolving line of credit for FUPTC relating to a specific remediation project. In July 1996, the entire outstanding loan was repaid, so as to reduce interest expense, using primarily the proceeds from the refund of income taxes.

      On April 25, 1996, the Company sold substantially all of the assets and liabilities of HES to Heart Environmental Services, Inc. (the "Buyer"), a New Jersey corporation for a total consideration of $1,907,021. The total consideration comprises (I) $681,000 in cash, (ii) a three-year promissory note of $600,000 (the " Promissory Note") issued by the Buyer, bearing interest at 9% per annum and collaterized by the pledge of 499 shares of the Buyer's Common Stock pursuant to a Stock Pledge Agreement, (iii) the cancellation of total obligations due to H&H Investments Corporation, Mr. Eugene M. Haas and Mr. Robert E. Haas (collectively known as the "Haas Shareholders") which amounted to $626,021. The Company originally incurred these obligations in connection with the HES acquisition in February 1995. As a result of the HES sale, the Company has agreed not to pursue any claims against the Haas Shareholders in connection with the Haas acquisition in February 1995. As at December 31, 1996, the Company has determined that there will be a collectibility problem in relation to the Promissory Note and as a result, a full valuation allowance has been made. The net gain on disposal of HES was approximately $716,000.

      The proceeds from the HES sale have been used to repay a portion of the loan from USL Capital which amounted to $405,722 and this includes $391,044 principal and $14,678 interest payments. The proceeds were also used for a principal repayment of the FUPTC Loan in the amount of $100,000 in May 1996 and to settle certain remaining liabilities of HES.

      During the year ended December 31, 1996, the Company incurred losses from discontinued operations of approximately $758,000. Additional losses were also incurred due to the negative job- cost variances relating to the fulfillment of remaining contractual services for Florida Underground Petroleum Tank Contractors, Inc. ("FUPTC) and the provision of legal fees relating to the collection of outstanding accounts receivables. The Company has also been unable to find a buyer for FUPTC and the net book values of the remaining assets of FUPTC have been written down to its net realizable value. As of December 31,

1996, FUPTC has fulfilled all of its remaining contracts. All equipment have been sold on a piece-meal basis and the net liabilities of the discontinued environmental remediation business consist mainly of accounts receivables, accounts payable and amounts payable to Robert A. Radler, the former President of the Company, under a settlement agreement entered into in 1996 with the Company. (See Part III, Item 10: Employment Agreements).

      In 1996, the Company has been vigorously continuing its collection efforts in order to improve the cash flows of its remediation segment until disposal. Gross accounts receivable for the remediation segment, excluding a long-term receivable of $1,048,222 at December 31, 1995 and $1,269,909 at December 31, 1996, has decreased by $3,353,300 from $3,661,354 at December 31, 1995 to
$308,054 at December 31, 1996. Collections accounted for approximately $1,400,000. The remainder of the decrease was mainly due to the transfer of the uncollected portion of the accounts receivable of HES which amounted to approximately $1,188,000 back to Mr. Eugene M. Haas and Mr. Robert E. Haas, pursuant to the Haas Purchase Agreement dated as of February 28, 1995 and the sale of the receivables of HES in April 1996 which amounted to $565,909. The Company is continuing its collection efforts for the remaining receivables so as to settle the remaining accounts payable of its remediation segment.

      In partial settlement of the funds extended to FUPTC for the repayment of its loans with SunTrust and for its working capital requirements in 1996, the Company has reclassified a long-term receivable of FUPTC amounting to
$1,269,909. The receivable related to an environmental remediation contract entered into in August 1994 between FUPTC and Riverfront Associates ("Riverfront") for remediation and clean-up services (the "Riverfront Project") performed in connection with contamination associated with an abandoned petroleum storage tank system at Riverfront's property. The State of Florida Department of Environmental Protection ("DEP") had determined that the Riverfront Project was eligible for a State-funded clean-up under the Abandoned Tank Restoration Program and the work was thus performed in accordance with the County Department of Environmental Resources Management approved Phase I Remedial Action Plan for the Riverfront Project. The work was fully completed in 1996 and the Company has filed a reimbursement application with DEP seeking reimbursement from DEP with respect to the work performed. The contract with Riverfront also provides that Riverfront be responsible for paying the interest on the outstanding amount owed to FUPTC with effect from the date the application for reimbursement is filed with DEP, at prime plus 1.5% per month. Included in the Riverfront receivable outstanding at December 31, 1996 is approximately $60,000 of accrued interest. The contract with Riverfront also provides that if the funds of DEP are insufficient to reimburse FUPTC for a period of twenty-four months after submittal of the reimbursement application to DEP, Riverfront shall be responsible for the payment of the outstanding balance in ten monthly instalments, subject to certain conditions. As of December 31, 1996, the Company believes that it will receive full repayment of the balances owed for the Riverfront Project as it has complied with the conditions of the Riverfront contract and the reimbursement program; however, there can be no assurance that DEP will allow all costs claimed in the reimbursement application and that Riverfront will make payment for the shortfall.

RECENT ACCOUNTING PRONOUNCEMENTS

      The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain intangibles which are held and used by the Company be reviewed for impairment. There was no effect on the Company's Consolidated Financial Statements as a result of adopting SFAS No. 121 in 1996.

      The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. See Note 10 to the Consolidated Financial Statements.

IMPACT OF INFLATION

      The Company has not been materially affected by inflation.


Item 7.  Financial Statements
         --------------------

      See "Index to Consolidated Financial Statements" for a description of the financial statements included in this Form 10-KSB.

                                    PART III

Item 9.  Directors,   Executive  Officers,   Promoters   and   Control  Persons;
         -----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

         The executive officers, directors and significant employees of the Company are as follows:


         Name              Age                 Position
-------------------------  ----  ----------------------------------------------

Andrew P. Chesler........   30   Chairman of the Board, Chief Executive Officer,
                                 President and Treasurer
Helen Chia...............   33   Chief Financial Officer and Secretary
Abraham S. Fischler......   69   Director
Fred S. Katz.............   58   Director
Allen H. Stern...........   38   Director
Jeffrey T. Katz..........   29   Director
William E. Lloyd.........   52   Vice President, Marketing/Special Projects
Joseph J. Campolong......   30   Vice President, Production
Robert Craig Smith.......   32   Vice President, Sales

         ANDREW P. CHESLER has served as Chairman of the Board, Chief Executive Officer, President and Treasurer since February 1996. Mr. Chesler co-founded the Company and has been Executive Vice President of the Company since June 1993. Mr. Chesler also co-founded ALWT and has been President, Chief Operating Officer and a director since October 1990. Mr. Chesler is also the President of ALWTA, the Company's subsidiary for its western operations. From January 1988 until October 1990, Mr. Chesler served Florida Waterway as a Regional Manager and, ultimately, as the Vice President of Sales.

         HELEN CHIA has served as the Company's Chief Financial Officer since January 1996. Ms. Chia was appointed as Secretary for the Company in February 1996. She joined the Company in April 1995 as Corporate Controller for the Company. From February 1992 to December 1994, she served as Corporate Controller for Milk Products Holdings (SEA) Pte Ltd, a Singapore-based company with an annual sales of approximately $500 million, whose principal business is in the trading of dairy products through its eight subsidiaries and nine associates operating throughout Southeast Asia, South Africa and the Indian subcontinent. From January 1986 to December 1991, she was with the public accounting firm of KPMG Peat Marwick.

         ABRAHAM S. FISCHLER has been a director of the Company since September 1994. Since July 1992, Mr. Fischler has been President Emeritus of Nova University, Fort Lauderdale, Florida. From July 1970 to July 1992, Mr. Fischler served as President of Nova University.

         FRED S. KATZ has been a director of the Company since November 1994. Mr. Katz has been Managing Director of Whale Securities Co., L.P. for more than the past five years. Mr. Katz has been a director of UNSI Corp. since 1992. He has been Chairman of the Board and Chief Executive Officer of Cyclone Incorporated, a manufacturer of cyclone fences, since December 1994.

         ALLEN H. STERN was appointed as director of the Company in February 1996. Mr. Stern is currently a Senior Vice President with the Corporate Finance Department of Dabney Resnick, Inc., a Beverly Hills, California-based investment bank and has been with Dabney Resnick, Inc. since 1993. From 1987 to 1993, Mr. Stern was Senior Vice President in Binswanger Company, where he was the founder of the Corporate Finance Real Estate Department. From 1980 to 1986, Mr. Stern was in leveraged leasing and equipment project finance with First NH Resources and Bank New England Leasing.

         JEFFREY T. KATZ was appointed as director of the Company in March 1996. Mr. Katz is currently the President, Chief Executive Officer and founder of Blueberry Intermodal Inc., a chassis leasing company founded in 1995 which leases chassis for newly designed "large-spec"containers for international shipping and has operations in the Continental United States. In 1991, Mr. Katz was the co-founder of Porter Capital Management, a hedge fund based in Sausalito, California and continues currently as a limited partner. Between 1989 to 1991, Mr. Katz was in the securities industry on the Pacific Stock Options Exchange with Adler, Coleman & Co. and Casey Securities, Inc.

         WILLIAM E. LLOYD joined the Company in November 1995 as Vice President, Marketing/Special Projects. He is also the Chief Operating Officer of ALWTA. From 1981 to 1995, Mr. Lloyd was Vice-President of AmerAquatic, Inc. Prior to his tenure at AmerAquatic, he was President of Lakes and Waterways Management Services, a subsidiary of The 3M Company from 1978 and 1980.

         JOSEPH J. CAMPOLONG, Vice President, Production, has been with the Company since June 1990 and has been instrumental in the expansion of the Company's production unit. His current responsibility is the management of all production activities in the Southeastern United States.
Additionally, he is the Chief Compliance Officer for the Company.

         ROBERT CRAIG SMITH was been with the Company since 1990. Mr. Smith has been and is directly involved in the sales growth of the Company's aquatic and vegetation management operations throughout Florida and the South Eastern United States. Mr. Smith is currently responsible for the developing new client business, maintaining existing customer relations and overseeing all sales representatives of the branch offices.

ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS

         The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

         In connection with the IPO, the Company agreed with Whale Securities Co., L.P., who acted as the underwriter (the "Underwriter"), for a period of five years, to nominate and use its best efforts to elect a designee of the Underwriter as a director of the Company. In November 1994, the Underwriter exercised this right and named Fred S. Katz as its designee.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company has four committees, an Audit Committee, a Compensation Committee, an Employee Stock Option Committee and a Directors Stock Option Committee. The members of the Audit Committee consist of Andrew P. Chesler, Abraham S. Fischler and Fred S. Katz. The principal functions of the Audit Committee are to recommend the annual appointment of the Company's independent auditors, to consult and review with the Company's auditors concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting the Company's operating results and to review the Company's internal control procedures.

         The Compensation Committee, comprising Abraham S. Fischler, Alan H. Stern and Jeffrey T. Katz, reviews and recommends compensation and benefits for the executives of the Company. The Directors Stock Option Committee, which consists solely of Andrew P. Chesler, administers the Company's Directors Stock Option Plans.

         The Employee Stock Option Committee, which consists solely of outside directors ineligible to participate in the Company's discretionary employee stock programs, namely Alan H. Stern and Jeffrey T. Katz, has the function of administering the grant of stock options to employees, including officers and directors who are also employees of the Company, under the Company's Employees Stock Option Plan.

COMPENSATION OF DIRECTORS

         The Company pays directors who are not employees of the Company a fee of $250 per meeting of the Board, and reimburses all directors for their expenses in connection with their activities as directors of the Company. In 1995, the Company also paid Mr. Trent consulting fees of $9,750. Directors of the Company who are also employees of the Company do not receive receive options under the Company's Directors Stock Option Plan (the "Directors Plan"). The Directors Plan was amended in May 1996 ("the Amended and Restated Directors Stock Option Plan") to effect the following changes: (i) to increase the number of shares available for issuance thereunder from 50,000 shares to 250,000 shares; (ii) the Directors Stock Option Committee will have the authority to determine the annual amount of options to be granted to a non-employee director;
(iii) all options granted shall be exercisable in two equal instalments each on the first and second anniversary dates following the date of the grants; and
(iv) any unexercised portion of the options shall automatically terminate on the date the optionee ceases to be a director of the Company except upon death whereupon the options will expire within sixty days. This amended Directors Plan is subject to the written consent of the holders of not less than a majority of the Company's outstanding stock as at December 31, 1996 and the filing of the written consent with the Secretary of the Company in accordance with Section 228 of the Delaware General Corporation Law. Any options granted pursuant to the Directors Plan have a term of five years and have an option price equal to the fair market value of the Company's Common Stock on the date of grant.

          During 1994 and 1995, in accordance with the Directors Plan, the Company granted a total of 15,000 options to purchase 15,000 shares of Common Stock to non-employee directors. During 1996, under the Amended and Restated Directors Stock, a total of 85,000 options to purchase 85,000 shares of the Company's common stock at an exercise price of $3.88 were granted to the four non-employee directors of the Company, subject to stockholder approval.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1996.


Item 10. Executive Compensation.
         ----------------------

SUMMARY COMPENSATION TABLE

      The following compensation table sets forth, for the three fiscal years ended December 31, 1994, 1995 and 1996, the cash and certain other compensation paid by the Company to Andrew P. Chesler, the Company's Chief Executive Officer, and the Company's previous two executive officers whose compensation for 1995 and 1994 exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer had an annual salary in excess of $100,000 during such years.

                                                                      Long-Term
                                                                    Compensation
                                  Annual Compensation                  Awards
                                -----------------------            -------------
                                                       Other Annual
                                      Salary     Bonus Compensation Options/SARS
Name and Principal
       Position                 Year    ($)        ($)      ($)       (#)
--------------------------------------------------------------------------------

Andrew P. Chesler
  Chairman of the Board         1994  $157,665      -       (1)
  Chief Executive Officer       1995  $170,000      -       (1)       20,000(2)
  President and Treasurer       1996  $176,000   $20,000    -         60,000(3)
                                                                     100,000(4)
                                                                      50,000(5)

Alan H. Chesler                 1994  $ 94,000      -       (1)         -
  Former Chairman of the Board, 1995  $170,000      -       (1)         -
  Secretary and Treasurer       1996      -         -       (1)         -

Robert Radler                   1994  $154,361      -       (1)         -
  Former President              1995  $170,000      -       (1)         -
                                1996      -         -       -           -


_____________________

(1) Represents certain perquisites, the value of which did not exceed the lesser of $50,000 or ten percent of the Named Executive Officer's cash compensation.
(2) Represents options granted under the Company's Employee Stock Option Plan at an exercise price of $5.00 per share, the initial public offering price of the Common Stock.
(3) Represents options granted under the Company's Employee Stock Option Plan at an exercise price of $3.88 per share.
(4) Represents options granted under the Company's Employee Stock Option Plan at an exercise price of $5.13 per share.
(5) Represents options granted under the Company's Employee Stock Option Plan at an exercise price of $7.50 per share.

EMPLOYMENT AGREEMENTS

      In June 1993, the Company entered into five-year employment agreements with each of Alan H. Chesler, Robert A. Radler and Andrew P. Chesler, which are automatically renewable and provide for initial annual base compensation of

$94,000, $150,000 and $150,000, respectively, and such increases in such base compensation and bonuses as the Board of Directors may from time to time determine. The employment agreements provide for employment on a full-time basis (except for the Company's agreement with Alan H. Chesler, which requires him to devote at least 75% of his business time to the Company), and contain a provision that the employee will not compete or engage in a business competitive with the current or anticipated business of the Company for the term of the agreement and for one year thereafter if the executive is terminated for cause or the executive terminates his employment. The employment agreements also provide that the executive or the Company can terminate the employment agreement, without cause, upon sixty days notice. If the executive is terminated for cause, as defined in each employment agreement, the executive is not entitled to receive severance pay. If the executive is terminated without cause, he is entitled to receive his then current salary for the remaining term of the employment agreement.

      In February  1996, the annual base salaries for Alan H. Chesler and Robert
A. Radler were reduced to $127,500 and $158,000, respectively. In the same month, both Alan H. Chesler and Robert A. Radler resigned as executive officers of the Company. However, they agreed to provide outside consulting services to the Company.

      In April 1996, both Mr.Alan H. Chesler and Mr. Robert A. Radler ceased providing any consulting services to the Company. It was mutually agreed with Mr. Alan H. Chesler that his employment agreement with the Company was terminated. However, in order to maintain the base compensation for Mr. Radler at the current level, the Company entered into a settlement agreement with him to continue his compensation until June 1998 subject to certain conditions and obligations by Mr. Radler.

OPTIONS GRANTS TABLE

    The following table sets forth information concerning the grant of stock options to Mr. Andrew P. Chesler during the year ended December 31, 1996. No stock appreciation rights were granted.


               Options Granted in the Year Ended December 31, 1996
--------------------------------------------------------------------------------
                                        % of Total Option
                            Number of  Granted to Employees  Exercise
                             Options    in the Year Ended   Price per Expiration
          Name             Granted (1)  December 31, 1996     Share      Date
-------------------------  -----------  -----------------   --------  ----------

Andrew P. Chesler . . . .     60,000          10.5           $3.88       3/8/06
                             100,000          17.5           $5.13      11/1/06
                              50,000           8.8           $7.50      11/1/06
                            ---------        ------
                             210,000          36.8
                            ---------        ------
________________________

(1) Total number of options granted during the year ended December 31, 1996 was 570,000.
                                     - 40 -

(2) Options granted in 1996 are pursuant to the Company's Employee Stock Option Plan, of which 150,000 options granted in November 1996 are subject to the stockholder approval to increase the number of shares available for issuance pursuant to the said plan. Options granted under the Employee Stock Option Plan have a term of ten years and vest over a five-year period at the rate of 20% each year. However, the Employee Stock Option Committee, may in its sole discretion, accelerate the exercise of any employee options.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

      The following table sets forth certain information concerning unexercised stock options held by Mr. Andrew P. Chesler as of December 31, 1996. No stock options were exercised by him during the period ended December 31, 1996. No stock appreciation rights were granted or are outstanding.


                              Number of Unexercised Options  Value of Unexercised In-the-Money
                                Held at December 31, 1996    Options at December 31, 1996(1)
                            ------------------------------   ----------------------------
           Name              Exercisable   Unexercisable      Exercisable   Unexercisable
--------------------------- ------------- ---------------    ------------- --------------

Andrew P. Chesler..........     8,000          222,000         $10,000        $269,200


______________________

(1) The closing sale price of the Common Stock on December 31, 1996 as reported by NASDAQ was $6.25 per share. Value is calculated by multiplying (a) the difference between $6.25 and the option exercise price by (b) the number of shares of Common Stock underlying the option.

LONG-TERM INCENTIVE AND PENSION PLANS

        The Company does not have any long-term incentive or pension plans


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         The following table sets forth, as of March 12, 1997, the number of shares of Common Stock which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group:

                                                                      Percentage
                                                                          of
                                                                     Outstanding
           Name and Address of                 Amount and Nature of     Shares
           Beneficial Owner(1)                Beneficial Ownership(2)   Owned(2)
------------------------------------------   ------------------------- ---------

Directors

Andrew P. Chesler.........................           752,283(3)           17.8%
Jeffrey T. Katz...........................           143,000(4)            3.4
Fred S. Katz..............................             7,500(5)            0.2
Abraham S. Fischler.......................            20,000(6)            0.5
Allen H. Stern............................               ---(7)            ---

Other Executive Officer

Helen Chia................................             5,000(8)            0.1
All directors and executive officers
   as a group (six persons)...............           927,783(3)-(8)       21.9

Beneficial Stockholders (5%)

Shulman & Associates .....................           699,782(9)           16.6
The Equitable Life Assurance Society of
    the United States  ...................           351,197(10)           8.3
Dabney Resnick Imperial, L.L.C............           336,349(11)           8.0
Ray A. and Shirley J. Spirnock ...........           270,000(12)           6.4

____________________________________

(1) Unless otherwise indicated, the address of each beneficial owner is Aquagenix, Inc., 6500 N.W. 15th Avenue, Fort Lauderdale, Florida 33309.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.
(3) Includes (i) 1,600 shares of Common Stock held by Mr. Chesler's wife, (ii) 12,195 shares of Common Stock subject to an option granted to Robert A. Radler, and (v) 20,000 shares of Common Stock held pursuant to the grant of stock options. Does not include (vi) 60,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Chesler under the Company's Employee Stock Option Plan (the "Plan"), which options are not presently exercisable and (vii) 150,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Chesler in November 1996 under the same

     Plan, subject to the approval by the stockholders to increase the amount of shares available for issuance pursuant to the said Plan, which options are not presently exercisable.
(4) Represents (i) 141,000 shares of Common Stock, (ii) 2,000 shares issuable upon the exercise of Warrants of the Company. Does not include 10,000 shares of Common Stock issuable under the Company's Amended and Restated Directors Stock Option Plan, subject to the approval by the Company's stockholders of such Amended and Restated Plan, which options are presently not exercisable.
(5) Includes 7,500 shares of Common Stock issuable upon the exercise of options granted to Mr. Katz under the Company's Directors Stock Option Plan. Does not include 40,000 shares of Common Stock issuable undthe Company's Amended and Restated Directors Stock Option Plan, subject to the approval by the Company's stockholders of such Amended and Restated Plan, which optionspresently not exercisable.
(6) Represents (i) 12,500 shares of Common Stock, (ii) 7,500 shares held pursuant to the grant of stock options. Does not include 12,500 shares of Common Stock issuable under the Company's Amended and Restated Directors Stock Option Plan, subject to the approval by the Company's stockholders of such Amended and Restated Plan, which options are presently not exercisable.
(7) Does not include 10,000 shares of Common Stock issuable under the Company's Amended and Restated Directors Stock Option Plan, subject to the approval by the Company's stockholders of such Amended and Restated Plan, which options are presently not exercisable.
(8) Includes 5,000 shares of Common Stock issuable upon the exercise of options granted to Ms. Chia under the Company's Employee Stock Option Plan. Does not include (i) 20,000 shares of Common Stock pursuant to stock options granted under the same Plan, which options are notpresently exercisable; and (ii) 20,000 shares of Common Stock issuable upon the exercise of options granted to Ms. Chia in November 1996 under the same Plan, subject to the approval by the stockholders to increase the amount of shares available for issuance pursuant to the said Plan, which options are not presently exercisable.
(9) Represents (i) 174,782 shares of Common Stock held; and (ii) 525,000 shares of Common Stock issuable upon the exercise of options granted under a Consulting and Acquisition Management Agreement, dated as of January 7, 1997.
(10) Represents warrants to purchase an aggregate of 351,197 shares of the Company's Common Stock pursuant to an Amended and Restated Senior Secured Note and Warrant Purchase Agreement, dated as of December 15, 1995 in relation to the funding of the acquisition of AmerAquatic, Inc. in October 1995.
(11) Represents warrants to purchase an aggregate of 336,349 shares of the Company's Common Stock pursuant to certain warrant agreements in relation to the provision of financial consulting services.
(12) Represents shares of Common Stock issued pursuant to the terms of a Stock Purchase Agreement, dated as of June 7, 1996, for the acquisition of Aquatic and Right of Way Control, Inc.

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------
GUARANTEES

         In 1996, the revolving line of credit with SunTrust has been personally guaranteed by Alan H. Chesler, Andrew P. Chesler and Robert A. Radler. The Company anticipates that no further personal guarantees of the Company's indebtedness by its executive officers will be granted in any future borrowings.

INDEMNIFICATION AGREEMENTS

         The Company has entered into indemnification agreements with each of its executive officers and directors pursuant to which the Company has agreed to indemnify each such person for all expenses and liabilities, including criminal monetary judgments, penalties and fines, incurred by such person in connection with any criminal or civil action brought or threatened against such person by reason of such person being or having been an officer, director or employee of the Company or its subsidiaries. In order to be entitled to indemnification by the Company, such person must have acted in good faith and in a manner such person believed to be in the best interests of the Company and, with respect to criminal actions, such person must have had no reasonable cause to believe his conduct was unlawful.

TRANSACTIONS WITH AFFILIATES

         In December 1993,  Alan H. Chesler and Andrew P. Chesler granted Robert
A. Radler six-year options to purchase 24,390 and 12,195 shares of Common Stock, respectively, at an exercise price of $3.28 per share. As of December 31, 1996, these options remain unexercised.

         In March 1996, Alan H. Chesler granted Andrew P. Chesler an option until April 9, 1996, to purchase 435,000 shares of Common Stock. The option was exercised by Andrew P. Chesler. Alan H. Chesler is the father of Andrew P. Chesler.

         During the year ended December 31, 1996, the Company obtained investment banking services from Dabney Resnick Imperial L.L.C. Allen H. Stern is the Senior Vice President with the corporation. In November 1996, the Board of Directors approved the issuance of 100,000 warrants and a cash payment of $125,000 to Dabney Resnick Imperial L.L.C. as compensation for future investment banking services rendered by the corporation. These warrants have a term of five years and are exercisable at $4.88 per share. The compensation expense of $200,000 in relation to these warrants have been computed based on the fair value of these warrants on the date of the grant and is being amortized over three years.

         The Board of Directors also approved the issuance of 100,000 stock options to First Taconic Capital as compensation for investment banking and staffing services rendered for the year ended December 31, 1996. Fred S. Katz is a partner of the firm. These options have a term of six months and are exercisable at $5.00 per share. The compensation expense of $56,000 in relation to these warrants have been computed based on the fair value of these warrants on the date of the grant.

                                    PART IV

Item 13. Exhibits, Lists and Reports on Form 8-K.
         ---------------------------------------

         (a)    Exhibits:

                (I)     General

       Exhibit                           Description
       -------                           -----------

         3.1      Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company(1)

         3.2      Bylaws of the Company(1)

         4.1      Form of Common Stock Certificate(1)

         4.2 Revised Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company(1)

         4.3      Revised Form of Warrant  Agreement between the Company and the
                  Underwriter   (including  the  form  of  Underwriters  Warrant
                  Certificate)(1)

         10.1     Stock Option Plan of the Company(1)(2)

         10.2     Directors Stock Option Plan of the Company(1)(2)

         10.3 Employment Agreement, dated June 1, 1993, between the Company and Alan H. Chesler, and form of amendment thereto(1)(2)

         10.4 Employment Agreement, dated June 1, 1993, between the Company and Robert A. Radler, and form of amendment thereto(1)(2)

         10.5 Employment Agreement, dated June 1, 1993, between the Company and Andrew P. Chesler, and form of amendment thereto(1)(2)

         10.6 Non-competition agreement, dated November 19, 1991, between the Company and David Green(1)

         10.7 Form of Indemnification Agreement between the Company and each of the Company's Directors and Executive Officers(1)(2)

         10.9     Credit  Agreement,   dated  October  30,  1992,   between  Sun
                  Bank/Miami,   N.A.  and  Florida  Underground  Petroleum  Tank
                  Contractors, Inc. ("FUPTC")(1)

         10.10 First Amendment to Credit Agreement, dated August 5, 1993, between Sun Bank/Miami, N.A. and FUPTC(1)

         10.11 Second Amendment to Credit Agreement, dated as of March 14, 1994, between Sun Bank/Miami, N.A. and FUPTC(1)

         10.12    Guaranty  Agreements,   dated  August  5,  1993,  between  Sun
                  Bank/Miami, N.A. and each of Alan H. Chesler, Robert A. Radler and Donald H. Shaffer, Jr.(1)

         10.13 Security Agreement, dated October 30, 1992, from FUPTC to Sun Bank/Miami, N.A.(1)

         10.14 Negative Pledge, dated October 29, 1993, from Alan H. Chesler to Sun Bank/Miami, N.A.(1)

         10.20 Lease, dated October 2, 1992, between Palm Beach Commerce Center Associates, Ltd. and ALWT(1)

         10.22 Lease, dated November 14, 1991, between John Hancock Mutual Life Insurance Co. and ALWT(1)

         10.23    Lease,  dated March 9, 1992,  between  Lawrence  Danielle  and
                  FUPTC(1)

         10.24 Lease, dated November 30, 1993, between Franklin S. Davis and the Company(1)

         10.25 Assignment of Mortgage Note and Security Agreement, dated October 19, 1990, between Alan H. Chesler and ALWT(1)

         10.26 Bill of Sale, dated October 19, 1990, between Florida Waterway Management, Inc. ("FWM") and ALWT(1)

         10.27 Assumption Agreement, dated October 19, 1990, between ALWT and FWM(1)

         10.28 Asset Purchase Agreement, dated June 14, 1991, between FUPTC, Don & Sons Equipment Rental, Inc. ("Don & Sons") and South Florida Tank Disposal, Inc. ("South Florida Tank")(1)

         10.29 Form of Consultation/Non-Competition Agreement, dated June 1991, between Donald H. Shaffer, Betty Shaffer and FUPTC(1)

         10.30 Form of Escrow Agreement, dated June 1991, between Don & Sons, South Florida Tank, FUPTC, Donald H. Shaffer, Jr., Robert Radler and Alan H. Chesler(1)

         10.31    Form  of Note  from  FUPTC  to Don & Sons  and  South  Florida
                  Tank(1)

         10.32 Form of Security Agreement, dated June 1991, between FUPTC, Donald H. Shaffer, Jr., Robert A. Radler, Alan H. Chesler and Donald H. Shaffer, Betty Shaffer, Don & Sons, and South Florida Tank(1)

         10.33 Form of Agreement for Set Off, dated June 1991, between Don & Sons, South Florida Tank and FUPTC(1)

         10.34 Agreement regarding substitution of Common Stock of the Company for Common Stock of FUPTC as collateral for certain obligations of the former shareholders of FUPTC, dated May 25, 1993, between the Company, Alan H. Chesler, FUPTC, Robert Radler, Donald Shaffer, Jr., Betty Shaffer, Don & Sons, and Donald Shaffer, Sr.(1)

         10.35 Stock Acquisition Agreement, dated June 2, 1993, between the Company and the shareholders of ALWT(1)

         10.36 Stock Acquisition Agreement, dated June 2, 1993, between the Company and the shareholders of FUPTC(1)

         10.37 Subscription Agreement, dated June 2, 1993, between the Company and Gary Krulik, M.D. and Stephanie Krulik(1)

         10.38 Waterway restoration contract, dated July 13, 1992, between Greater Orlando Aviation Authority and ALWT(1)

         10.39 Waterway/wetlands maintenance contract, dated August 1992, between Northern Palm Beach County Water Control District and ALWT(1)

         10.40    Fueling  Facility  Demolition  Subcontract  Agreement,   dated
                  February 11, 1993, between Blasland, Bouck & Lee of Florida, Inc. and FUPTC(1)

         10.41 Rehabilitation Subcontract Agreement, dated December 15, 1992, between Gurr & Associates, Inc. and FUPTC(1)

         10.42 Credit Agreement, dated as of June 10, 1994, between Sun Bank/Miami, N.A. and ALWT(1)

         10.43 Security Agreement, dated as of June 10, 1994, from ALWT to Sun Bank/Miami, N.A.(1)

         10.44 Guaranty Agreement, dated as of June 10, 1994, between Sun Bank/Miami, N.A. and Alan Chesler, Andrew Chesler, Robert Radler and the Company(1)

         10.45 Third Amendment to Credit Agreement, dated as of October 5, 1994, between SunBank/Miami, N.A. and FUPTC (4)

         10.46 Loan Agreement, dated as of February 10, 1995, between SunBank/Miami, N.A. and FUPTC (4)

         10.47 Security Agreement, dated as of February 10, 1995, between SunBank/Miami, N.A. and FUPTC (4)

         10.48 Guaranty Agreement, dated as of February 10, 1995, between SunBank/Miami, N.A. and the Company (4)

         10.49    Guaranty  Agreements,  dated  February  10,  1995  by  Alan H.
                  Chesler, Robert A. Radler and Andrew P. Chesler, in favor of SunBank/Miami, N.A. (4)

         10.50 Revolving Loan and Security Agreement dated February 28, 1995 between Midlantic Bank, N.A. and Haas Environmental Services, Inc. (4)

         10.51 Continuing Guaranty dated February 28, 1995 by the Company in favor of Midlantic Bank, N.A. (4)

         10.52 Asset Purchase Agreement, dated as of February 28, 1995, by and among the Company, HES Acquisition Corp., Haas Environmental Services, Inc., Eugene M. Haas and Robert E. Haas(3)

         10.53 Asset Purchase Agreement, dated as of November 23, 1994, by and between ALWT and Mitigation Services, Inc. (4)

         10.54 Promissory Note, dated February 27, 1995, of HES Acquisition Corp. in the principal amount of $1,975,000 payable to the order of SunBank/Miami, N.A. (4)

         10.55 Business Lease, dated November 29, 1994, between ALWT and Phillips Highway Land Trust (4)

         10.56 Revolving Loan and Security Agreement, dated as of April 5, 1995 between Midlantic Bank, N.A. and HES (5)

         10.57 Promissory Note and Security Agreement, dated as of February 13, 1995 between SunBank/Miami, N.A. and ALWT (5)

         10.58 Credit Agreement, Security Agreement and Revolving Credit Note dated as of August 11, 1995, between SunBank/Miami, N.A. and the Company re: Exhibit 10.1 (6)

         10.59 Senior Secured Note and Warrant Purchase Agreement dated as of October 31, 1995, between The Equitable Life Assurance Society of the United States (the "Purchaser") and the Company re:
                  Exhibit 10.1 (7)

         10.60 Warrant Agreement dated as of October 31, 1995, between the Purchaser and the Company re: Exhibit 10.2 (7)

         10.61 Subordination Agreement dated as of October 31, 1995, by the Purchaser and the Company in favor of SunTrust, Miami, N.A. re: Exhibit 10.3 (7)

         10.62 Letter Agreement, dated as of August 18, 1995, among H&H Investments, Inc., Robert E. Haas, Inc., Eugene M. Haas, Robert E. Haas, the Company and HES re: Exhibit 10.4 (7)

         10.63 Compliance Agreement, dated as of September 12, 1995, between the U.S. Environmental Protection Agency, ALWT, Alan H. Chesler and Andrew P. Chesler re: Exhibit 10.5 (7)

         10.64 Asset Purchase Agreement, dated as of October 19, 1995, among the Company, ALWT, AmerAquatic, Inc., Thomas Latta and C. Elroy Timmer re: Exhibit 10.6 (7)

         10.65 Lake and canal aquatic weed control and marsh maintenance contract, dated April 1995, between Northern Palm Beach County Water Control District and ALWT/AmerAquatic, Inc. (8)

         10.66    Lease,   dated  April  10,  1995,   between  Tampa  Industrial
                  Developers, Ltd. and the Company d/b/a ALWT and FUPTC (8)

         10.67 Lease, dated November 1, 1995, between Manny Schwartz , Steve Schwartz and ALWT (8)

         10.68 Lease, dated December 1, 1995, between Charles C. Souders, Shirley A. Souders and ALWT (8)

         10.69 Asset Purchase Agreement, dated as of November 17, 1995, by and between ALWT and L&L Mosquito & Pest Control, Inc. (8)

         10.70 Amended and Restated Senior Secured Note and Warrant Purchase Agreement dated as of December 15, 1995 between the Purchaser and the Company (8)

         10.71 Warrant Agreement dated as of December 15, 1995, between the Purchaser and the Company (8)

         10.72 Security Agreement dated as of December 15, 1995, between the Purchaser and the Company (8)

         10.73 Subordination Agreement dated as of December 15, 1995, by the Purchaser and the Company in favor of SunTrust Bank, Miami, N.A. (8)

         10.74 Security Agreement dated as of December 28, 1995, between USL Capital Corporation and the Company, FUPTC and HES (8)

         10.75 Commitment Letter dated as of March 13, 1996, between SunTrust Bank, Miami, N.A. and the Company (8)

         10.76 Asset Purchase Agreement, dated as of April 25, 1996, by and between Heart Environmental Services, Inc., H&H Investment Corporation, Eugene M. Haas, Robert E. Haas, Haas Sand and Gravel, Inc. HES and the Company (9)

         10.77 First Amendment to Credit Agreement, Revolving Credit Note and Reaffirmation and Ratification of Guaranty Agreements, dated March 29, 1996 between SunTrust Bank, Miami, N.A. and the Company (9)

         10.78 Amendment to Loan Agreement, Amended Promissory Note and Reaffirmation and Ratification of Guaranty Agreements, dated as of March 29, 1996 between SunTrust Bank, Miami, N.A. and FUPTC (9)

         10.79 Contract between South Florida Water Management District and ALWT, dated as of February 6, 1996 (9)

         10.80 Amendment to Senior Secured Note and Warrant Purchase Agreement between the Company and The Equitable Life Assurance Society of the United States, dated as of December 15, 1995
                  (9)

         10.81 Stock Exchange Agreement, dated as of June 7, 1996, by and among the Company, ARC and Ray Spirnock and Shirley Spirnock, the shareholders of ARC (10)

         10.82 Subscription Agreement, dated June 12, 1996, between the Company and Mr. Jeffrey T. Katz (11)

         10.83 Subscription Agreement, dated June 27, 1996, between the Company and Tarragona Fund, Inc. (11)

         10.84 Subscription Agreement, dated June 27, 1996, between the Company and Alpha Atlas Fund, Ltd. (11)

         10.85 Agreement and Plan of Merger, dated as of December 7, 1996, by and among the Company, Aquagenix Governmental Services, Inc., ADI and Pat Church and Stephen Church, the shareholders of ADI
                  (12)

         10.86 Stock Exchange Agreement, dated as of December 31, 1996, by and among the Company, GPI and Garry Seitz and Jan P. Seitz, the Selling Shareholders (13)

         10.87 Option Agreement, dated as of November 1, 1996, between the Company and Mr. Jon Kilik

         10.88 Option Agreement, dated as of November 1, 1996, between the Company and Mr. Perry Trebatch

         10.89 Option Agreement, dated as of November 1, 1996, between the Company and First Taconic Capital Corporation

         10.90 Warrant Agreement, dated as of October 15, 1996, between the Company, Dabney Resnick, Inc. and Aquagenix Warrant Holdings II

         10.91 Consulting and Acquisition Management Agreement, dated as of January 7, 1997, between the Company and Shulman & Associates, Inc.

         16.1 Letter from Bernstein, Patchen, Gold & Wolfson, P.A. regarding change in independent auditors (1)

         23.1     Consent of Coopers & Lybrand, L.L.P.

         27.1     Financial Data Schedule

         21.1     Subsidiaries of the Company

____________________


(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 33-78956-A).

(2)   Management contract or compensation plan.
(3) Incorporated by reference to Exhibit 2 filed with the Company's Report on Form 8-K dated February 28, 1995.
(4) Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
(5) Incorporated by reference to the exhibit of the same number filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1995.
(6) Incorporated by reference to the exhibit as indicated which was filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995.
(7) Incorporated by reference to the exhibit as indicated which was filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.
(8) Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(9) Incorporated by reference to the exhibit of the same number filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.
(10) Incorporated by reference to the exhibit of the same number which was filed with the Company's Report on Form 8-K dated June 7, 1996.
(11) Incorporated by reference to the exhibit of the same number which was filed with the Company's Report on Form 8-K dated June 12, 1996.
(12) Incorporated by reference to exhibit 2 which was filed with the Company's Report on Form 8-K dated December 7, 1996.
(13) Incorporated by reference to exhibit 2 which was filed with the Company's Report on Form 8-K dated December 31, 1996.

      (b)   REPORTS ON FORM 8-K:

            During the last quarter of 1996 fiscal year, the Company filed the following reports on Form 8-K:

            (I) Current Report on Form 8-K dated December 7, 1996 which reported the Company's acquisition of ADI.

            (ii) Current Report on Form 8-K dated December 31, 1996 which reported the Company's acquisition of GPI.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AQUAGENIX, INC.



DATE:  March 24, 1997                  By:  /s/ Andrew P. Chesler
                                       -----------------------------------------
                                       Andrew P. Chesler, Chairman of the Board,
                                       Chief  Executive  Officer,  President and
                                       Treasurer



      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


DATE:   March 24, 1996                 /s/ Andrew P. Chesler
                                      ------------------------------------------
                                      Andrew  P. Chesler, Chairman of the Board,
                                      Chief  Executive  Officer,  President  and
                                      Treasurer (Principal Executive Officer)


DATE:   March 24, 1996                  /s/ Helen Chia
                                      ------------------------------------------
                                      Helen  Chia,  Chief  Financial Officer and
                                      Secretary     (Principal    Financial  and
                                      Accounting Officer)


DATE:   March 24, 1996                  /s/ Abraham S. Fischler
                                      ------------------------------------------
                                      Abraham S. Fischler, Director


DATE:   March 24, 1996                  /s/ Fred S. Katz
                                      ------------------------------------------
                                      Fred S. Katz, Director


DATE:   March 24, 1996                  /s/ Allen H. Stern
                                      ------------------------------------------
                                      Allen H. Stern, Director


DATE:   March 24, 1996                  /s/ Jeffrey T. Katz
                                      ------------------------------------------
                                      Jeffrey T. Katz, Director

                        AQUAGENIX, INC. AND SUBSIDIARIES





                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                      Pages

Report of Independent Accountants                                      F-1

Aquagenix, Inc. and Subsidiaries Financial Statements:
     Consolidated Balance Sheets                                       F-2
     Consolidated Statements of Operations                             F-3
     Consolidated Statements of Stockholders' Equity                   F-4
     Consolidated Statements of Cash Flows                             F-5
     Notes to Consolidated Financial Statements                        F-6

REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and
Directors of Aquagenix, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Aquagenix, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aquagenix, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated result of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.





Fort Lauderdale, Florida
March 15, 1997

                         AQUAGENIX, INC & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                December 31,   December 31,
                                                                    1996           1995
      ASSETS                                                    ------------    ------------
Current assets:
     Cash and cash equivalents                                 $    890,731    $    720,888
     Marketable securities                                          158,492         639,095
     Accounts receivable, net of allowance for doubtful
       accounts of $88,541 and $40,632, respectively              1,064,151         999,817
     Income tax receivable                                                0         618,003
     Inventories                                                    339,114         370,497
     Prepaid expenses and other                                     490,740         286,149
                                                               ------------    ------------
          Total current assets                                    2,943,228       3,634,449

Accounts receivable, non-current                                  1,269,909       1,048,222
Property and equipment, net                                       2,450,154       1,845,835
Intangible assets, net                                            4,946,027       3,222,013
Deferred financing costs, net                                       154,276         146,875
Other assets                                                        267,233          93,239
                                                               ------------    ------------

          Total assets                                         $ 12,030,827    $  9,990,633
                                                               ============    ============
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings - acquisitions                      $    200,000    $    500,000
     Borrowings under credit agreement                              404,415         552,317
     Current maturities of long-term debt                           166,168         219,380
     Accounts payable                                               709,870         567,076
     Net liabilities of discontinued operations                     350,076       1,497,772
     Other current liabilities                                      322,582         411,438
                                                               ------------    ------------

          Total current liabilities                               2,153,111       3,747,983

Long-term debt, net of current maturities                         5,326,769       5,054,739
                                                               ------------    ------------

          Total liabilities                                       7,479,880       8,802,722
                                                               ------------    ------------
Commitments (Note 10)

Stockholders' equity:
     Preferred stock, par value $.01, 1,000,000 shares
           authorized, no shares issued and outstanding                   0               0
     Common stock, par value $.01, 10,000,000 shares
           authorized, 4,163,391 and 3,306,367 shares issued
           and outstanding, respectively                             41,634          33,064
     Additional paid-in capital                                  12,671,620       8,438,035
     Accumulated deficit                                         (7,938,330)     (7,332,385)
     Unearned compensation                                         (230,058)              0
     Unrealized gain on securities                                    6,081          49,197
                                                               ------------    ------------

          Total stockholders' equity                              4,550,947       1,187,911
                                                               ------------    ------------

          Total liabilities and stockholders' equity           $ 12,030,827    $  9,990,633
                                                               ============    ============

                  The accompanying notes are an integral part
                    of the Consolidated Financial Statements

                         AQUAGENIX, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year Ended
                                                                        December 31,
                                                                   1996             1995
                                                               ------------    ------------
Revenues - Continuing operations                               $ 11,467,830    $  6,969,953
                                                               ------------    ------------
Costs and expenses:
     Costs of services                                            6,482,852       3,630,781
     Selling, general and administrative                          3,398,152       4,094,747
     Depreciation and amortization                                  721,144         304,425
                                                               ------------    ------------

          Total costs and expenses                               10,602,148       8,029,953
                                                               ------------    ------------

           Operating income (loss)                                  865,682      (1,060,000)

Interest income                                                      61,065         217,713
Interest expense                                                   (683,049)       (173,921)
                                                               ------------    ------------

Income (loss) from continuing operations before income taxes        243,698      (1,016,208)

Income tax benefit                                                        0        (374,350)
                                                               ------------    ------------

Income (loss) from continuing operations                            243,698        (641,858)

Discontinued operations:
     Loss from operations of environmental remediation                    0      (2,437,614)
                 business segment, net of income taxes
     Estimated phase-out losses from environmental
                 remediation segment                               (758,332)     (4,882,138)
                                                               ------------    ------------

Net loss                                                       $   (514,634)   $ (7,961,610)
                                                               ============    ============

Earnings (loss) per weighted average common shares:
      Continuing operations                                    $       0.06    $      (0.20)
      Discontinued operations                                         (0.20)          (2.24)
                                                               ------------    ------------
      Net loss per common share                                $      (0.14)   $      (2.44)
                                                               ============    ============

Weighted average common shares outstanding                        3,701,144       3,262,768
                                                               ============    ============












                  The accompanying notes are an integral part
                    of the Consolidated Financial Statements

                                                      AQUAGENIX, INC & SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             for the years ended December 31, 1996 and 1995

                                                                                  Retained
                                                                    Additional    Earnings                 Unrealized     Total
                                               Common Stock           Paid-In   (Accumulated    Unearned     Gain on   Stockholders'
                                           Shares        Amount       Capital      Deficit)   Compensation  Securities    Equity
                                           ---------   --------   ------------  ------------  ----------   ---------  ------------
Balances, January 1, 1995                  3,063,500   $ 30,635   $  6,580,937  $   686,187   $        -   $       -  $  7,297,759

Issuance of common stock                     236,467      2,365      1,670,635            -            -           -     1,673,000

Exercise of stock options                      6,400         64         31,936            -            -           -        32,000

Unrealized gain on securities                      -          -              -            -            -      49,197        49,197

Warrants issued in connection with
   12.5% senior secured note                       -          -        154,527            -            -           -       154,527

Dividends paid to "S" corporation                  -          -              -      (56,962)           -           -       (56,962)

Net loss                                           -          -              -    (7,961,610)          -           -    (7,961,610)
                                           ---------   --------   ------------  ------------  ----------   ---------  ------------

Balances, December 31, 1995                3,306,367     33,064      8,438,035    (7,332,385)          -      49,197     1,187,911

Issuance of common stock for cash            437,500      4,375      1,745,625            -            -           -     1,750,000

Issuance of common stock for acquisitions    403,333      4,033      2,095,967            -            -           -     2,100,000

Common stock, stock options and warrants
   issued in connection with financial
   consulting services                        16,191        162        391,993            -     (392,155)          -             -

Amortization of unearned compensation              -          -              -            -      162,097           -       162,097

Change in unrealized gain on securities            -          -              -            -            -     (43,116)      (43,116)

Dividends paid to "S" corporation                  -          -              -      (91,311)           -           -       (91,311)

Net loss                                           -          -              -     (514,634)           -           -      (514,634)
                                           ---------   --------   ------------  ------------  ----------   ---------  ------------

Balances, December 31, 1996                4,163,391   $ 41,634   $ 12,671,620  $ (7,938,330) $ (230,058)  $   6,081  $  4,550,947
                                           =========   ========   ============  ============  ==========   =========  ============

































                                  The accompanying notes are an integral part of the Consolidated Financial Statements

                                                                  F-4

                         AQUAGENIX, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 1996 and 1995

                                                                   1996           1995
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $  (514,634)   $(7,961,610)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                721,144        304,425
       (Gain) loss on sale of property and equipment                 (3,933)        21,304
       Loss (gain) on sale of securities                                 55        (25,875)
       Provision for doubtful accounts                              107,433         37,575
       Discontinued operations                                     (115,386)     7,246,546
       Net change in operating assets and liabilities               154,368     (1,721,392)
                                                                -----------    -----------

          Net cash provided by (used in) operating activities       349,047     (2,099,027)
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of marketable securities                    651,685      1,956,738
     Proceeds from sale of property and equipment                   336,096         27,015
     Proceeds from sale of assets of discontinued operations      2,916,663        191,992
     Cash paid for acquisitions, net of cash acquired               (82,798)    (4,038,421)
     Purchase of property and equipment                            (873,704)      (388,256)
                                                                -----------    -----------

          Net cash provided by (used in) investing activities     2,947,942     (2,250,932)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds under credit agreements                                 0        534,817
     Payment of credit agreements                                  (147,902)             0
     Payment of notes payable and long-term debt                   (699,319)      (236,909)
     Payment of debt obligations of discontinued operations      (3,949,451)      (413,910)
     Deferred financing costs                                       (30,616)      (146,875)
     Net proceeds from other borrowings                              41,453      5,051,656
     Distribution to stockholder                                    (91,311)       (56,962)
     Issuance of common stock                                     1,750,000         32,000
                                                                -----------    -----------

          Net cash (used in) provided by financing activities    (3,127,146)     4,763,817
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS:
Increase                                                            169,843        413,858
Beginning balance                                                   720,888        307,030
                                                                -----------    -----------

Ending balance                                                  $   890,731    $   720,888
                                                                ===========    ===========

Supplemental disclosures of cash flow information:
       Interest paid                                            $   575,487    $    94,908
                                                                ===========    ===========
       Income taxes refunded (paid)                             $   605,951    $  (153,251)
                                                                ===========    ===========





                  The accompanying notes are an integral part
                    of the Consolidated Financial Statements

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND NATURE OF BUSINESS:

     Aquagenix, Inc. and subsidiaries (the "Company") provide a variety of aquatic and industrial vegetation management services to both governmental and commercial customers in Florida, Arizona, Alabama, Georgia, Tennessee, North Carolina and South Carolina. The Company's customers consist primarily of utilities, golf courses, country clubs, real estate owners and developers, homeowner/condominium associations, municipalities, state government and taxing districts. The majority of its customers have annual contracts which provide for monthly payments. In 1996 and 1995, revenues from governmental customers were approximately 19% and 34%, respectively. During 1996 and 1995, five customers with whom the Company has annual contracts represented approximately 19% and 21% of revenues, respectively.

     In November 1995, the Company's Board of Directors approved a plan to discontinue the environmental remediation business segment conducted by certain subsidiaries in view of continued operating losses and in order to focus future resources on the expansion of the Company's aquatic and vegetation segment. Accordingly, the environmental remediation segment has been reflected as discontinued operations, see Note 16.

     The aquatic and industrial vegetation management business is subject to extensive and frequently changing federal, state and local laws.



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF CONSOLIDATION

     The consolidated  financial  statements include the operations,  assets and
     liabilities  of  Aquagenix,   Inc.  and   subsidiaries.   All   significant
     intercompany accounts and transactions have been eliminated.

     ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in demand deposit and overnight repurchase accounts which, at times, may exceed federally insured limits.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     MARKETABLE SECURITIES

     Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains and losses, reported as a separate component of stockholders' equity. Fair value is determined by the most recently traded price of the security at the balance sheet date. Realized gains and losses are included in earnings using the specific identification method for determining the cost of securities sold.

     Marketable   securities   consist  of  corporate   stocks,   mutual  funds,
     mortgage-backed securities as of December 31, 1996 and U.S. government securities due within one year as of December 31, 1995.

     REVENUE RECOGNITION

     Revenue from the aquatic and industrial vegetation management services are generally billed monthly and recognized in the same month services are provided. Progress billings in accounts receivable exclude retentions until such amounts are due in accordance with contract terms. Revenue from certain aquatic and industrial vegetation management contracts are recognized on the percentage of completion method, measured by the percentage that costs incurred to date bear to estimated total costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts.

     The length of the Company's contracts varies but is typically less than three months. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     INVENTORIES

     Inventories, consisting primarily of chemicals, parts and supplies, are valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Depreciation is calculated using the straight-line method over the estimated useful lives of the property and equipment or over the lease term for leasehold improvements. Lives range from 5 to 31.5 years. Upon sale or retirement, the cost of the property and equipment, and related accumulated depreciation, are eliminated from the accounts. Any resulting gains or losses are reflected in earnings for the period.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     INTANGIBLE ASSETS

     Intangible assets consist principally of contract rights and goodwill arising from business acquisitions. Contract rights, which represent the value associated with recurring service contracts, is amortized over 15 years. Goodwill, which represents the excess of the purchase price over the estimated fair value of net assets acquired, is amortized on a straight-line method over a period of primarily 25 years. Other intangible assets include covenants not to compete, deferred acquisition and organization costs, which are being amortized on a straight line basis over their estimated useful lives, ranging from 5 to 25 years.

     The Company periodically reviews the carrying values of the intangible assets and impairments are recognized in operating results when the undiscounted value of expected future operating cash flows to be derived from such intangible assets is less than their carrying value. Based on its review, the Company does not believe that an impairment has occurred or that an adjustment to its estimated recovery periods is required at December 31, 1996.

     DEFERRED FINANCING COSTS

     Deferred financing costs are amortized over the life of the related indebtedness using the interest method.

     INCOME TAXES

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of operating loss carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, and investments in marketable securities approximates fair value due to the short term maturities of these items. The carrying amounts of the long-term debt approximates fair value because the interest rates on the instruments are comparable to current market rates.

     RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

     Certain reclassification have been made to the 1995 financial statements and related notes to conform with the 1996 presentation.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     NEW ACCOUNTING STANDARDS

     During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This pronouncement establishes financial accounting and reporting standards for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Such treatment is required for non-employee stock-based compensation. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense for employee stock options or warrants is measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount the employee must pay to acquire the stock. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see
     Note 11).

     During 1996, the Company also implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. This pronouncement did not have a material impact on the financial statements of the Company.

     NET LOSS PER COMMON SHARE

     Net loss per common share is computed using the weighted average number of shares outstanding. Common share equivalents resulting from stock options and warrants to purchase common stock have not been included in the loss per common share computation since their effect would be anti-dilutive.

     In February 1997, SFAS No. 128, "Earnings Per Share" was issued which established new standards for computing and presenting earnings per share ("EPS"). The Statement replaces the presentation of primary EPS and will require a dual presentation of basic and diluted EPS on the face of the income statement. SFAS 128 is effective beginning in fiscal 1998 and requires restatement of all prior-period EPS data presented. The Company has not yet determined the impact, if any, that adoption of SFAS 128 will have on the Company's financial statements.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.   ACQUISITIONS:

     On December 31, 1996, the Company acquired 100% of the common stock of Good Shepherd, Inc. d/b/a Green Pastures, Inc. ("GPI") in exchange for 96,000 shares of the Company's common stock with an aggregate value of $600,000. The merger was accounted for as a pooling of interests and accordingly, the accompanying financial statements have been restated to include the accounts of GPI for all periods prior to the merger. Separate results for the combining entities for the years ended December 31, 1996 and 1995 are as follows:



                                                          1995          1996
                                                     -----------    -----------
    Revenues:
      Company                                        $ 10,507,890   $ 6,208,905
      GPI                                                 959,940       761,048
                                                     ------------   -----------

                                                     $ 11,467,830   $ 6,969,953
                                                     ============   ===========


    Net loss:
      Company                                        $   (642,663) $ (8,001,746)
      GPI                                                 128,029        40,136
                                                     ------------  ------------

                                                     $   (514,634) $ (7,961,610)
                                                     ============  ============


     On December 7, 1996, the Company acquired 100% of the common stock of Aquatic Dynamics, Inc. ("ADI") for $1,000,000. The purchase price consisted of (i) 133,333 shares of the Company's common stock with an aggregate value of $750,000; (ii) $200,000 promissory note payable on January 15, 1997 bearing interest at 7%; and (iii) $50,000 in cash. The Company has accounted for the transaction using the purchase method of accounting and accordingly, the operating results of ADI have been included in the consolidated results of operations since the date of acquisition. In connection with the transaction, the Company recorded intangible contracts rights and goodwill of approximately $450,000 and $100,000, respectively.

     On June 7, 1996, the Company acquired 100% of the common stock of Aquatic and Right of Way Control, Inc. ("ARC") for $1,500,000. The purchase price consisted of 270,000 shares of the Company's common stock with an aggregate value of $1,350,000 and $150,000 in cash. The Company has accounted for the transaction using the purchase method of accounting and accordingly, the operating results of ARC have been included in the consolidated results of operations since the date of acquisition. In connection with the transaction, the Company recorded intangible contracts rights and goodwill of approximately $1,000,000 and $346,000, respectively.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.   ACQUISITIONS, CONTINUED:

     In October 1995, the Company acquired substantially all of the assets and assumed certain of the liabilities of AmerAquatic, Inc. ("AmerAquatic") for approximately $4.3 million, of which $500,000 was paid by the issuance of a promissory note to the former shareholders of AmerAquatic and the remaining balance of approximately $3.8 million was paid in cash. The Company has accounted for the transaction using the purchase method of accounting and accordingly, the operating results of AmerAquatic have been included in the consolidated results of operations since the date of acquisition. In connection with the transaction, the Company recorded goodwill of approximately $2.7 million.

     The following unaudited pro forma information for the years ended December 31, 1996 and 1995 combines the historical results of operations of the Company, ADI, ARC and AmerAquatic as if the acquisitions had occurred on January 1, 1995. The proforma results do not necessarily represent results which would have occurred if the acquisition had taken place at the beginning of the period and the acquirees had been operated by current management during the periods presented, nor are they indicative of the results of future consolidated operations.

                                                           1996        1995
                                                       -----------  -----------
    Revenues                                           $13,419,446  $12,825,618

    Income (loss) from continuing operations               450,391     (405,507)

    Income (loss) per share from continuing operations         .11         (.11)


4.   ACCOUNTS RECEIVABLE, NON-CURRENT

     In August 1994, Florida Underground Petroleum Tank Contractors, Inc. ("FUPTC"), a wholly-owned subsidiary of the Company presently classified as a discontinued operation (see Note 16), entered into a contract with Riverfront Associates ("Riverfront") for remediation and clean-up services (the "Riverfront Project") relative to an abandoned petroleum storage tank system at Riverfront's property. The work was fully completed in 1996 and the Company has filed a reimbursement application with the State of Florida Department of Environmental Protection ("DEP") under the Abandoned Tank Restoration Program. In light of delays associated with DEP review of reimbursement applications, the Company does not expect payment until 1998.

     The contract with Riverfront provides that if funds of DEP are insufficient to reimburse FUPTC for a period of twenty-four months after submittal of the reimbursement application to DEP, Riverfront shall be responsible for the payment of the outstanding balance in ten monthly installments, subject to certain conditions.

     During  1996,  the  Company   reclassified  this  account  receivable  from
     discontinued operations in partial settlement of funds extended to FUPTC for the repayment of loans and working capital requirements.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                              DECEMBER 31,
                                                      -------------------------
                                                          1996          1995
                                                      -----------   -----------

     Condominium                                      $   126,802   $   126,802
     Machinery and equipment                            1,934,489     1,481,073
     Machinery and equipment under capital lease          300,000             0
     Vehicles                                             527,095       396,226
     Office equipment                                     542,327       352,191
     Leasehold improvements                               206,443        98,031
                                                      -----------   -----------

                                                        3,637,156     2,454,323

     Accumulated depreciation and amortization         (1,187,002)     (608,488)
                                                      -----------   -----------
                                                      $ 2,450,154   $ 1,845,835
                                                      ===========   ===========


6.   INTANGIBLE ASSETS:

     Intangible assets consist of the following:
                                                              DECEMBER 31,
                                                      -------------------------
                                                          1996          1995
                                                      -----------   -----------
     Goodwill                                         $ 3,338,679   $ 2,892,651
     Covenants not to compete                             339,000       339,000
     Deferred acquisition costs                           120,262        80,615
     Intangible contract rights                         1,526,000        76,000
     Organization costs                                    26,724        26,724
                                                      -----------   -----------
                                                        5,350,665     3,414,990

     Accumulated amortization                            (404,638)     (192,977)
                                                      -----------   -----------

                                                      $ 4,946,027   $ 3,222,013
                                                      ===========   ===========

7.   SHORT-TERM BORROWINGS - ACQUISITIONS:

     Short-term borrowings - acquisitions represent notes payable issued to sellers in connection with the ADI and AmerAquatic acquisitions. The balance of $200,000 as of December 31, 1996 was issued as part of the ADI acquisition, bears interest at 7% and matured January 15, 1997. The balance of $500,000 as of December 31, 1995 was issued as part of the AmerAquatic acquisition, bore interest at 9.75% and matured May 31, 1996.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   CREDIT AGREEMENT:

     The Company has a credit agreement which provides for aggregate borrowings of up to $750,000. Interest is payable on the outstanding balance at the bank's prime rate plus 1% (9.75% and 9.5% at December 31, 1996 and 1995, respectively). Any unpaid principal and accrued interest is due no later than March 31, 1997. This agreement is collateralized by substantially all of the Company's assets. The terms of the agreement require, among other provisions, for the Company to maintain certain covenants, including a requirement that the Company maintain minimum levels of net worth and other financial ratios. The Company expects to pay off this obligation at maturity with the proceeds of private placements of the Company's common stock.



9.   LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                                 December 31,
                                                                         ---------------------------
                                                                            1996            1995
                                                                         ----------      -----------
      Note payable - bearing interest at 1% above the prime rate, interest is payable monthly, the principal matures February
      13, 2010, collateralized by a condominium.                         $    85,634    $     91,910

      Note payable in  connection  with the  purchases of assets, bearing interest at 7%, requiring monthly payments of
      principal and interest through December 1, 1999                         75,641          98,754

      $5,000,000, net of discount, 12.5% senior secured note due
      October 31, 2003. Interest is payable quarterly.  The note is collateralized by a second security interest in all of the
      Company's assets.                                                    4,868,008        4,845,473

      Vehicle and equipment notes to banks and financial institutions, bearing interest at rates ranging from 7.50% to 12.95%, principal
      payable in varying installments through 1998                           173,897          201,598

      Various notes payable to financial institutions bearing interest
      at rates ranging from 9.02% to 10% (fully repaid in 1996).                   0           36,384

      Equipment  obligation under capital leases, 11.15%, expiring April
      2000.                                                                  289,757                0
                                                                          ----------      -----------

                                                                           5,492,937        5,274,119

      Less current maturities                                               (166,168)        (219,380)
                                                                         -----------      -----------
      Total long-term debt                                               $ 5,326,769      $ 5,054,739
                                                                         ===========      ===========

     Aggregate maturities of long-term debt are as follows:

     December 31,
     ------------

       1997                                                        $   166,168
       1998                                                            152,750
       1999                                                            165,861
       2000                                                             77,508
       2001                                                              8,389
       Thereafter                                                    4,922,261
                                                                   -----------

                                                                   $ 5,492,937
                                                                   ===========

     The Company funded the cash portion of the purchase price for the assets of AmerAquatic from the proceeds of the issuance and sale of (i) the Company's 12.5% senior secured note due February 28, 1996 ("Bridge Note") in the principal amount of $5,000,000 and (ii) warrants ("Bridge Warrants") to purchase an aggregate of 168,166 shares of the Company's common stock pursuant to a senior secured note and warrant purchase agreement dated October 31, 1995. In December 1995, the Company issued 12.5% senior secured notes due October 31, 2003 with a principal of $5,000,000 and warrants to purchase an aggregate of 351,197 shares of the Company's common stock, subject to adjustment under certain circumstances, in substitution for the Bridge Note and the Bridge Warrants, respectively. All bridge financing costs totaling approximately $517,000 were charged to operations during 1995.

     The Company has allocated a portion of the proceeds from the 12.5% senior secured note between the note and the 351,197 warrants issued based on their relative fair value, at the time of issuance. The amount attributable to the warrants was $154,527 which has been reflected as additional paid-in capital. The original issue discount of $154,527 is being amortized over the term of the note. As of December 31, 1996 and 1995, the unamortized discount amounts to $131,992 and $154,527, respectively.

     The senior secured note and warrant purchase agreement contain various covenants which provide for, among other things, established levels of net worth, debt coverage, and capital expenditure.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.  LEASE AND OTHER COMMITMENTS:

     The Company is obligated under noncancelable operating leases for various branch locations, vehicles and equipment. Total rent expense was approximately $473,600 and $389,300 for the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996, future minimum annual lease payments under the operating leases were as follows:

     December 31,
     ------------

        1997                                             $  514,000
        1998                                                360,000
        1999                                                222,000
        2000                                                 91,000
                                                         -----------

                                                         $1,187,000
                                                         ===========

     In connection with the AmerAquatic acquisition, the Company agreed to purchase a minimum of sixty specialized vehicles known as "Spra-Buggies", over a period of three years commencing on October 31, 1995 for an original purchase price of $25,000 each. As of December 31, 1996, the Company has remaining capital commitments to purchase forty-six Spra-Buggies over the next twenty-two months.


11.  EMPLOYEE STOCK-BASED COMPENSATION:

     The Company has a Stock Option Plan (the "Stock Option Plan") and a Directors Stock Option Plan (the "Director's Plan") (collectively, the "Plans"). The Plans were amended in May 1996 to increase the number of shares available for issuance thereunder from 550,000 to 1,250,000 shares, subject to shareholders' approval. The Plans are designed to serve as an incentive for retaining qualified and competent employees and directors.

     The Company's Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. The Stock Option Plan provides for the granting of both "incentive stock options" and "nonstatutory stock options". Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board of Directors, or a committee thereof, except that, in the case of incentive stock options, the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. In the case of an incentive stock option granted to a 10% stockholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares covered by incentive stock options granted under the Plans that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.  EMPLOYEE STOCK-BASED COMPENSATION, CONTINUED:

     Only nonemployee directors are eligible to receive options under the Director's Plan. The Director's Plan provides for the Directors Stock Option Committee to determine the annual amount of stock options to be granted to each nonemployee director.

     Options granted under the Stock Option Plan will be exercisable after the period or periods specified in the option agreement. The Committee may in its sole discretion accelerate the date on which any option may be exercised. Options granted under the Director's Plan are exercisable commencing one year after date of grant. Options granted under the Plans are not exercisable after the expiration of ten years from the date of grant and are non transferable other than by will or by the laws of descent and distribution. The Plans also authorize the Company to make loans to optionees to enable them to exercise their options.

     The Company recognizes compensation expense for options granted under the Plans based on the difference between the quoted market price of the Company's stock at the date of grant and the amount the employee must pay to acquire the stock. No compensation cost has been recognized for employee stock options. Had compensation cost for the Plans been determined based on the fair value at the date of grant for 1996 and 1995 awards under those Plans, consistent with the method prescribed by SFAS 123, the Company's net loss and net loss per share in 1996 would have been increased to the pro forma amounts indicated below:


     Pro forma net loss:
       As reported                                          $   (514,634)
       Pro forma                                              (1,206,057)


     Pro forma net loss per share:
       As reported                                          $      (0.14)
       Pro forma                                                   (0.33)


     The fair value of each option grant under the Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: no dividend yield for both years; expected volatility of the underlying stock of 35%; risk-free interest rates ranging from 5.43% to 6.79% covering the related option periods; and expected lives of the options of 8 to 10 years based on the related option periods.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.  EMPLOYEE STOCK-BASED COMPENSATION, CONTINUED:

     A summary of the status of the Plans as of December 31, 1996 and 1995, and changes during the years then ended is presented below:

                                                  1996                     1995
                                       -------------------------  ----------------------
                                                        Weighted               Weighted
                                                        Average                Average
                                                        Exercise               Exercise
                                            Shares        Price     Shares      Price
                                        ------------    --------  ----------   --------
     Outstanding at beginning of year       234,350     $   5.17     238,250   $   5.04
     Granted                                655,000         4.18      60,000       7.13
     Exercised                                    0                   (6,400)      5.00
     Cancelled                             (167,620)        4.82     (57,500)      5.00
                                        ------------    --------  ----------   --------

     Outstanding at end of year             721,730         4.60     234,350       6.17
                                          =========     ========  ==========   ========

     Options exercisable at year-end         53,820                   43,750

     Weighted-average fair value of
         options granted during the year  $    2.44               $     2.18

12.  NON-EMPLOYEE STOCK-BASED COMPENSATION:

     During 1996, the Company issued 16,191 shares of common stock, 100,000 options to purchase common stock and 131,484 warrants to purchase common stock to various parties affiliated with certain Company directors, as consideration for financial consulting services. The stock options were immediately exercisable at an exercise price of $5 per option with a term of six months. The warrants were also immediately exercisable at $4.88- $6.50 per warrant with a term of 5-6 years.

     The Company recognized unearned compensation for the common stock issued based upon the fair value of the Company's common stock and for the options and warrants based upon the fair value methodologies of SFAS 123, see Note
     2. The fair value of each option or warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of the underlying stock 35%; risk-free interest rate of 6.2% covering the related option or warrant periods; and expected lives of the options or warrants of .5-6 years. Total unearned compensation amounted to $392,155, of which $162,097 was amortized during 1996 and included in depreciation and amortization.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.  NON-EMPLOYEE STOCK-BASED COMPENSATION, CONTINUED:

     During 1995, the Company entered into various agreements whereby it agreed to issue 656,062 warrants immediately exercisable for the purchase of common stock at exercise prices ranging from $6.50 to $7.71 per share. These issuances include 351,197 warrants related to the Company's senior secured note which were valued at $154,527, see Note 9. During 1995, the Company also granted to consultants 15,000 options to purchase common stock at a price of $7.125 per share with a term of five years.

     As of December 31, 1996, a total of 90,000 options are outstanding to consultants at a weighted average exercise price of $6.15.

13.  STOCKHOLDERS' EQUITY:

     During 1996, the Company completed four equity private placements totaling 437,500 shares of common stock at a price of $4 per share for a total cash consideration of $1,750,000. Of the total, 125,000 were issued to a director of the Company.

     During November 1996, the Company also issued stock subscriptions, in the form of stock options, to issue 350,000 shares of common stock at $5 per share, the then fair market value of the Company's common stock. Stock options for 150,000 shares and 200,000 shares expire on February 28, 1997 and October 31, 1998, respectively. The stock options expiring on February 28, 1997 have been or are in the process of being exercised.

     In connection with its initial public offering in September 1994, the Company issued 1,250,000 redeemable warrants which entitle the registered holders to purchase one share of common stock at a price of $6.00, subject to adjustment in certain circumstances, until September 12, 1999. The warrants are redeemable by the Company, upon notice of not less than 30 days, at a price of $.10 per warrant, provided that the closing bid price of the common stock on all 20 trading days ending on the third day prior to the day the Company gives notice has been at least 130% ($7.80) of the then effective exercise price of the warrants.

     Also, in connection with the initial public offering, the Company issued 437,500 warrants immediately exercisable for the purchase of common stock to the underwriter at an exercise price ranging from $.17 to $8.25 per share.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




14.  CASH FLOW INFORMATION:

     The net changes in operating assets and liabilities, net of effects of acquisitions, in the accompanying statements of cash flows are as follows:


                                                      Years ended December 31,
                                                   ----------------------------
                                                       1996             1995
                                                   -----------      -----------

     (Increase) decrease in:
       Accounts receivable                         $    45,851      $  (534,285)
       Income tax receivable                           618,003         (601,978)
       Inventories                                      43,642          (24,402)
       Prepaid expenses and other                     (161,393)          62,242
       Accounts receivable, non-current               (221,987)        (982,419)
       Other assets                                   (167,885)         (34,590)

     Increase (decrease) in:
       Accounts payable                                 17,620          378,829
       Other current liabilities                       (19,483)         292,811
       Deferred income taxes                                 0          (40,100)
       Fine payable                                          0         (237,500)
                                                   -----------      -----------

                                                   $   154,368      $(1,721,392)
                                                   ===========      ===========


     During 1996 and 1995, the Company issued notes payable for $200,000 and $500,000, respectively, as payment of part of the purchase price for certain acquisitions (see Note 3). In addition, during 1995, the Company entered into note payable agreements for insurance policies totaling $110,250.

     During 1996, the Company recorded equipment under capital leases in the amount of $300,000.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


15.  INCOME TAXES:

     The income tax benefit is comprised of the following:

                                               1996               1995
                                            ---------          ----------

      Continuing operations                 $       0          $(374,350)
      Discontinued operations                       0           (103,425)
                                            ---------          ---------

      Income tax benefit                    $       0          $(477,475)
                                            =========          =========

      Current:
           Federal                          $       0          $(437,675)
           State                                    0                  0
                                            ---------          ---------

                                                    0           (437,675)
                                            ---------          ---------
      Deferred:
           Federal                                  0            (40,100)
           State                                    0                  0
                                            ---------          ---------

                                                    0            (40,100)
                                            ---------          ---------

      Income tax benefit                    $       0          $(477,775)
                                            =========          =========


     The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate for continuing operations:

                                                        1996          1995
                                                       --------      ---------
      Income tax benefit at Federal statutory rate    $(180,122)     $(359,157)

      State taxes benefit net of Federal benefit              0        (38,345)

      Change in valuation allowance                     111,933              0

      Permanent differences, net                         68,189         23,152
                                                       --------      ---------

      Income tax benefit                              $       0      $(374,350)
                                                      =========      =========

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



15.  INCOME TAXES,  CONTINUED:

     The components of the net deferred tax assets (liabilities) are as follows:


                                                           1996        1995
                                                      -----------    -----------


      Deferred tax assets:
        Allowance for doubtful assets                $    69,282    $   134,212
        Estimated loss from discontinued operations      121,873      1,518,725
        Net operating losses                           2,722,818        995,929
        Other, net                                       136,477         36,993
                                                     -----------    -----------

                   Total deferred tax assets           3,050,450      2,685,859
                                                     -----------    -----------

      Deferred tax liabilities:
       Property and equipment                           (103,526)      (169,513)
       Customer contracts                               (571,181)       (20,764)
                                                     -----------    -----------

                  Total deferred tax liabilities        (674,707)      (190,277)
                                                     -----------    -----------

      Net deferred tax assets                          2,375,743      2,495,582

      Valuation allowance                             (2,375,743)    (2,495,582)
                                                     -----------    -----------

      Net deferred tax liabilities                   $         0    $         0
                                                     ===========    ===========



     The Company has a net operating loss carryforward of approximately $8.6 million which expires from 2001 to 2012. The Company has determined, based on the Company's earnings, that it is more likely than not that deferred tax assets will not be realized and therefore, a full valuation allowance has been provided.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16.  DISCONTINUED OPERATIONS:

     In November 1995, the Company's Board of Directors approved a plan to dispose of the environmental remediation business segment which comprised the activities of two subsidiaries, FUPTC and Haas Environmental Services, Inc. ("HES"). The results of the environmental remediation segment have been reported separately as discontinued operations in the accompanying consolidated statements of operations.

     During 1995, the Company provided for estimated losses on disposal of the discontinued operations in the amount of approximately $4,882,000 which included a provision for anticipated operating losses of approximately $1,544,000 prior to disposal and the write-off of the unamortized goodwill relating to the acquisition of HES approximating $2,792,000. During 1996, the Company provided for additional losses on disposal in the amount of approximately $1,475,000 for higher than anticipated losses in the fulfillment of remaining contractual obligations of FUPTC and HES and legal fees relating to the collection of accounts receivable. In April 1996, the Company sold substantially all of the net assets of HES for approximately $1.9 million, including a $600,000 three-year promissory note. During the fourth quarter of 1996, the Company elected to provide a full valuation allowance against the promissory note in light of concerns as to collectibility. After consideration of the provision, the net gain on the disposal of HES totaled approximately $716,000.

     HES was originally formed to consummate the February, 1995 acquisition of substantially all of the net assets of Haas Environmental Services, Inc. ("Haas") for approximately $4.9 million. The purchase price was paid in cash, the issuance of a promissory note, the assumption of certain liabilities and the issuance by the Company of 219,082 escrowed shares of common stock. In August 1995, the Company entered into an agreement with the former shareholders of Haas whereby their employment was terminated. In consideration of their termination, the Company agreed to pay $250,000 and to disburse all escrowed shares in January 1997. The Company recognized a charge to earnings in 1995 of approximately $775,000 related to these shares. In February 1996, the original purchase of Haas and the promissory note issued in that connection were reduced by approximately $1.2 million reflecting the return to the seller of certain uncollected accounts receivable.

AQUAGENIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16.  DISCONTINUED OPERATIONS, CONTINUED:

     Summarized 1995 operating results for discontinued operations are as follows:

            Net revenues                        $    7,361,223
                                                ==============
            Operating loss                      $  (2,194,982)
                                                ==============

            Loss before income taxes               (2,541,039)
            Income tax benefit                       (103,425)
                                                --------------

            Loss from discontinued operations   $  (2,437,614)
                                                ==============

     Operating results of the discontinued operations include allocations of overhead and interest expense from the parent company. For 1996 and 1995, overhead expense of approximately $770,000 and $474,000, respectively, was allocated based on specific identification of those costs incurred by the parent company on behalf of its remediation subsidiaries which are not expected to be incurred by continuing operations after the disposal of the remediation segment. For 1996 and 1995, interest expense of approximately $60,000 and $224,000, respectively, was also allocated based on debt incurred to finance the discontinued operations and to acquire HES.

     The net liabilities of the discontinued operations as of December 31, 1996 and 1995, have been segregated in the accompanying consolidated balance sheets. The components of the net liabilities of discontinued operations are as follows:

                                                                            1996           1995
                                                                        -----------    -----------
     Assets:
          Marketable securities                                         $         0    $ 2,100,000
          Accounts receivable, net of allowance for doubtful accounts       217,182      3,345,323
          Inventories                                                             0        105,876
          Prepaid expenses and deposits                                       6,480        109,271
          Property and equipment, net                                        42,924      1,229,667
          Intangibles, net of accumulated amortization                            0        378,805
                                                                        -----------    -----------

     Total assets                                                           266,586      7,268,942
                                                                        -----------    -----------
     Liabilities:
          Notes and loans payable                                            25,000      3,922,045
          Borrowings under credit agreement                                       0      1,576,956
          Accounts payable                                                  226,402      1,250,337
          Accrued expenses                                                   46,970        473,555
          Provision for phase-out losses and discontinuation expenses       318,290      1,543,821
                                                                        -----------    -----------

     Total liabilities                                                      616,662      8,766,714
                                                                        -----------    -----------

     Net liabilities of discontinued operations                         $  (350,076)   $(1,497,772)
                                                                        ===========    ===========