Form 10-Q
period 1997-03-31
AQUAGENIX INC/DE
filed 1997-05-15
CIK 923604

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE  ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

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


The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of May 5, 1997 was 4,232,791.


Transitional Small Business Disclosure Format:       Yes        No x





                         Page 1 of 15 Pages




                         AQUAGENIX, INC.
                           FORM 10-QSB
                              INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE

Item 1:        Financial Statements
               Consolidated Balance Sheets as of March 31, 1997
               and December 31, 1996 (unaudited)                         3

               Consolidated Statements of Operations for the three
               months ended March 31, 1997 and March 31, 1996
                      (unaudited)                                        4

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 1997 and March 31, 1996
               (unaudited)                                               5

               Notes to Consolidated Financial Statements               6-7


Item 2:        Management's Discussion and Analysis or Plan of
               Operation                                               8-12


PART II.  OTHER INFORMATION                                           13-14



SIGNATURES                                                              15


            AQUAGENIX, INC. & SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS

                                                     March 31,           December 31,
                      Assets                            1997                 1996
                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents                     $    607,529         $    890,731
     Marketable securities                                    0              158,492
     Accounts receivable, net of allowance
       for doubtful accounts of $107,436
       and $88,541, respectively                      1,058,615            1,064,151
     Inventories                                        538,131              339,114
     Prepaid expenses and other                         561,495              490,740

          Total current assets                        2,765,770            2,943,228

Accounts receivable, non-current                      1,269,909            1,269,909
Property and equipment, net                           2,562,680            2,450,154
Intangible assets, net                                4,882,796            4,946,027
Deferred financing costs, net                           148,632              154,276
Other assets                                            306,527              267,233

          Total assets                             $ 11,936,314         $ 12,030,827

     Liabilities and Stockholders' Equity

Current liabilities:
     Short term borrowings - acquisitions          $          0         $    200,000
     Borrowings under credit agreement                  578,161              404,415
     Current maturities of long-term debt               178,576              166,168
     Accounts payable                                   860,357              709,870
     Net liabilities of discontinued operations         228,275              350,076
     Other current liabilities                          245,497              322,582

          Total current liabilities                   2,090,866            2,153,111

Long-term debt, net of current maturities             5,363,129            5,326,769

          Total liabilities                           7,453,995            7,479,880


Stockholders' equity:
     Preferred stock, par value $.01,
           1,000,000 shares authorized,
           no shares issued and outstanding                   0                    0
     Common stock, par value $.01, 10,000,000
           shares authorized, 4,229,691 and
           4,163,391 shares issued and outstanding,
           respectively                                  42,297               41,634
     Additional paid-in capital                      12,985,545           12,671,620
     Accumulated deficit                             (8,336,068)          (7,938,330)
     Unearned compensation                             (209,455)            (230,058)
     Unrealized gain on securities                            0                6,081

          Total stockholders' equity                  4,482,319            4,550,947

         Total liabilities and stockholders'equity $ 11,936,314         $ 12,030,827


  The accompanying notes are an integral part of the Consolidated Financial Statements

        AQUAGENIX, INC. & SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited)

                                                         Three Months Ended
                                                                March 31,
                                                          1997                 1996

Revenues - Continuing operations                     $  2,893,519         $  2,402,592

Costs and expenses:
     Costs of services                                  1,619,746            1,227,251
     Selling, general and administrative                1,246,788              703,844
     Depreciation and amortization                        226,542              142,264

          Total costs and expenses                      3,093,076            2,073,359

           Operating (loss) income                       (199,557)             329,233

Interest income                                             5,430               41,311
Interest expense                                         (203,611)            (163,863)

(Loss) income from continuing operations before income   (397,738)             206,681

Income tax benefit                                              0                    0

(Loss) income from continuing operations                 (397,738)             206,681

Discontinued operations:
     Change in allowance for estimated phase-out losses
                 from environmental remediation segmen          0              869,507

Net (loss) income                                    $   (397,738)        $  1,076,188

(Loss) income per weighted average common share:
      Continuing operations                          $      (0.09)        $       0.06
      Discontinued operations                                0.00                 0.25
      Net (loss) income                              $      (0.09)        $       0.31

Weighted average common shares outstanding              4,187,408            3,450,026


The accompanying notes are an integral part of the Consolidated Financial Statements

         AQUAGENIX, INC. & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Unaudited)
                                                     Three Months Ended
                                                           March 31,
                                                      1997            1996
Cash flows from operating activities:
     Net (loss) income                           $   (397,738)   $  1,076,188
     Adjustments to reconcile net (loss)
       income to net cash used in operating
       activities:
       Depreciation and amortization                  226,542         142,264
       Loss on sale of property and equipment          51,758          12,011
       (Gain) on sale of securities                    (9,785)              0
       Provision for doubtful accounts                 24,485          26,368
       Discontinued operations                       (121,801)     (1,620,200)
       Net change in operating assets and
          liabilities                                (254,613)        298,756

          Net cash used in operating activities      (481,152)        (64,613)

Cash flows from investing activities:
     Proceeds from sale of marketable securities      162,196         624,187
     Proceeds from sale of property and equipment       8,000          10,196
     Cash paid for acquisitions, net of cash
        acquired                                       (3,664)              0
     Purchase of property and equipment              (216,551)       (239,564)

         Net cash (used in) provided by investing
         activities                                   (50,019)        394,819

Cash flows from financing activities:
     Net proceeds under credit agreements             173,746               0
     Proceeds from other borrowings                         0          54,211
     Payment of credit agreements                           0        (127,902)
     Payment of notes payable and long-term debt     (240,365)        (85,934)
     Deferred financing costs                               0         (47,765)
     Distribution to stockholder                            0         (45,391)
     Issuance of common stock                         314,588          32,500

          Net cash provided by (used in) financing    247,969        (220,281)
          activities

Cash and cash equivalents:
(Decrease) increase                                  (283,202)        109,925
Beginning balance                                     890,731         720,888

Ending balance                                   $    607,529    $    830,813

Supplemental cash flow information:
Cash paid for interest                                 56,623           9,783
Cash received for income tax refund                   131,764               0
Supplemental disclosures of cash flow information:
       Interest paid                             $     99,444    $     59,696
       Income taxes refunded (paid)              $          0    $    131,764


The accompanying notes are an integral part of the Consolidated Financial Statements

                    AQUAGENIX, INC. & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the audited annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 of Aquagenix, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 financial statements were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements have been restated for the comparative period to include the accounts of Green Pastures, Inc. which was acquired on December 31, 1996 and accounted for as a pooling of interests.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.   Subsequent Event

     During 1996, the Company issued 100,000 options to purchase common stock of the Company to a firm as consideration for financial consulting services rendered. On May 2, 1997, these stock options were exercised by the party and the Company issued 100,000 shares of the common stock of the Company for an aggregate amount of $500,000. The proceeds from this equity placement will primarily be used to finance working capital and acquisitions.

     On April 25, 1997, the Company filed a Registration Statement on Form S-8 relating to the increase in the number of shares available for issuance under the Employee Stock Option Plan and the Amended and Restated Directors Stock Option Plan (the "Amended Directors Plan") from 550,000 to 1,250,000 shares, following the written consent of the majority of the holders of the Company's common stock as of December 31, 1996. The Directors Plan was amended in May 1996 to (i) increase the number of shares available for issuance thereunder from 50,000 shares to 250,000 shares; (ii) empower the Directors Stock Option Committee to determine the annual amount of options to be granted to a non-employee director;
     (iii) enable all options granted be exercisable in two equal instalments each on the first and second anniversary dates following the date of the grants; and (iv) terminate automatically any unexercised portion of the options on the date the optionee ceases to be a director of the Company except upon death whereupon the options will expire within sixty days.

3.   Earnings Per Share

     Earnings (loss) per common shares were computed by dividing net income (loss) by the weighted average number of shares outstanding. Common share equivalents resulting from options and warrants have not been included for the loss per share computation for three months ended March 31, 1997 since their effect would be anti-dilutive.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION

     General

  Aquagenix, Inc. (the "Company"), through its wholly-owned subsidiaries, provides aquatic and industrial vegetation management services to both governmental and commercial customers in Florida, Georgia, North and South Carolina, Arizona, Alabama and Tennessee. The Company's continued emphasis on quality service, internal growth and the selective acquisition of privately held waterway and vegetation management companies in the Sunbelt region of the United States has resulted in the Company becoming the largest provider of aquatic and industrial vegetation management services in the United States with annual revenues of approximately $11,500,000 for 1996. The Company's services consist primarily of the control of aquatic weeds, algae and exotic plants, brush and noxious tree control, wetland planting and restoration, installation of floating fountains and aeration systems and the stocking of fish for game and plant and insect control.

  In April 1997, the Company established a new branch office in Birmingham, Alabama as the Company has started to provide industrial vegetation mangement services in that region. The expansion of its network of branches into Alabama will help further develop alliances with the utility companies in that area and increase the Company's ability to capitalize on the beginning of large-scale outsourcing of non-core utility services by utility companies throughout the country.

  In 1997, the Company commenced its lake products catalog business through a wholly-owned subsidiary which is based out of Arizona.
  The catalog comprises a large variety of lake products including the Company's own line of Desert Rain floating fountains, aeration systems and components, chemical application equipment, weed cutters, water test kits and sampling equipment, chemicals and fish which have been selected based on the Company's expertise in the management of surface water resources. Inventory stocking for the catalog sales has just begun and to date, revenues derived from catalog sales have not been material.

  Results of Operations

  Three Months Ended March 31, 1997 Compared to Three Months Ended
  March 31, 1996

  Revenues. The Company's revenues increased by $490,927, or 20.4%, from $2,402,592 during the three months ended March 31, 1996 to $2,893,519 during the three months ended March 31, 1997. The increase in revenues was primarily attributable to an increase in both aquatic and industrial vegetation management contracts as a result of the acquisitions of Aquatic Dynamics, Inc. (the
  "ADI Acquisition") in December 1996 and Aquatic and Right of Way Control, Inc. (the "ARC Acquisition") in June 1996 and the intensive marketing efforts targeted at electric and power utilities and governmental agencies.

  Cost of services.      Cost of services increased by $392,495,
  or 32.0%, from $1,227,251 during the three months ended March 31, 1996 to $1,619,746 during the three months ended March 31, 1997.
  The increase in cost of services was mainly attributable to increased chemical, labor, insurance and fuel costs which was directly a result of the Company's expanding operations which included the cost of services of the recently acquired Arizona operations of $246,026.
  As a percentage of revenues, cost of services have increased from 51.1% in the first quarter of 1996 to 56.0% in the first quarter of 1997. The reduced gross margin was mainly attributable to higher chemical and labor costs as a result of the higher mix of industrial vegetation management contracts in the first quarter of 1997 as compared to the corresponding quarter of 1996. For the three months ended March 31, 1997 and 1996, industrial vegetation management services accounted for approximately 8.3% and 6.2%, respectively, of the Company's total revenues. Gross margins from industrial vegetation management contracts are generally lower than the aquatic vegetation management contracts as they involve a higher usage of chemicals and also due to the fact that the majority of the industrial vegetation work are carried out in the second and third quarters of the year due to the climatic conditions of the locations of its industrial customers. With the increase in the number of technical staff for industrial vegetation services, this resulted in a higher percentage of labor costs to revenues from industrial vegetation contracts in the first quarter of the year.

  Selling, general and administrative.       Selling, general and
  administrative expense increased by $542,944, or 77.1%, from $703,844 during the three months ended March 31, 1996 to $1,246,788 during the three months ended March 31, 1997. The increase in selling, general and administrative expenses was due mainly to the assimilation of the operations of the three businesses acquired in 1996, increased salaries for the Company's officers and sales and accounting personnel, increased recruitment costs, higher travel, business promotion expenses and office rental and increased corporate expenses associated with the sourcing of financing arrangements and private placements which includes travel and public relations expenses, legal fees and stock registration costs. Payroll costs have increased substantially mainly due to the building of a strong managerial team which includes the recent recruitment of a chief compliance officer for training of technical staff and monitoring of compliance with environmental regulations, a regional sales manager for utility and industrial sales, a management information systems manager and additions to the sales and accounting team. The increase in selling, general and administrative expenses also included the operating expenses of the two new offices in Georgia and Arizona established in December 1996 which amounted to approximately $187,000. As a percentage of revenues, such expenses have increased from 29.3% for the three months ended March 31, 1996 to 43.7% for the corresponding period in 1997. This was mainly attributable to the increased level of infrastructure spending coupled with the lower level of revenues from industrial vegetation management services typically generated in the first quarter of the year. In addition, there was also a one-time loss on disposal of equipment which amounted to approximately $52,000.

  Depreciation and amortization.   Depreciation and amortization expense
  increased from $142,264 in the first quarter of 1996 to $226,542 in the first quarter of 1997. Such expense as a percentage of revenues increased from 5.9% for the quarter ended March 31, 1996 to 7.8% for the corresponding quarter in 1996. This increase reflected the depreciation of the additional application equipment, namely the "spra-buggies", and the computer equipment purchased during the three months ended March 31, 1997. In addition, there was an increase in amortization relating to intangibles acquired from the ADI and ARC acquisitions.

  Interest income.      Interest income decreased by $35,881 from $41,311
  for the first quarter of 1996 to $5,430 for the corresponding quarter of 1997. The decrease in interest income was consistent with the lower average cash balances in 1997 as compared to 1996.

  Interest expense.     Interest expense increased by $39,748 from $163,863
  during the three months ended March 31, 1996 to $203,611 during the three months ended March 31, 1997 primarily as a result of increased bank borrowings.

  Quarterly results.    The net loss of $397,738 incurred by the Company
  for the three months ended March 31, 1997 was mainly attributable to the increased technical and managerial staff in anticipation of securing more industrial vegetation management contracts over the next two years as a result of the growing trend in the outsourcing of work by governmental and quasi-governmental agencies and private utility companies, coupled with the relatively lower level of revenues from industrial vegetation management services which are cyclically lower in the first and fourth quarters of the year. The revenues of the first quarter of 1997 continue to indicate the growth potential of the Company's aquatic and industrial vegetation management business, especially in its industrial vegetation management business, with the Company securing several new utility contracts in early 1997. With the increase in the sales force and the addition of large and established utility companies on the Company's track record, marketing efforts are being targeted at electric and power utilities, telephone and railroad companies, transportation departments and industrial sites to further expand the customer and revenue bases.

  Liquidity and Capital Resources

  Working capital.   Working capital (excluding net liabilities of
  discontinued operations), which consists principally of cash and accounts receivable , was $1,140,193 at December 31, 1996, compared to $903,179 at March 31, 1997. The decrease in working capital was mainly attributable to the net loss incurred for the three months ended March 31, 1997, resulting in lower cash balances and increased bank borrowings as compared to December 31, 1996. Of the Company's accounts receivable outstanding at December 31, 1996 and March 31,1997, approximately $336,000 (31.6%) and $253,000 (23.9%) were due from five customers, respectively. The decrease was primarily due to collections made on the larger outstanding balances as of December 31, 1996 relating
  to non-recurring contracts.   The collection period for accounts
  receivable was approximately 33 days as of March 31, 1997 as compared to 32 days at December 31, 1996. At March 31, 1997, the Company's allowance for doubtful debts was $107,436 which the Company believes is currently adequate to cover anticipated losses.

  At March 31, 1997, the Company has loan agreements with SunTrust Bank, Miami, N.A.("SunTrust") which provided for borrowings under a revolving line of credit of up to $750,000, a 15-year loan in the principal amount of $94,144 collaterized by certain real property and an equipment loan in the principal amounts of $47,787. At March 31, 1997, an aggregate of $672,999 was outstanding under the loan agreements, of which $578,161 was outstanding under the line of credit, $88,536 was outstanding under the 15-year loan and $6,302 was outstanding under the equipment loan. Advances under the line of credit are based on certain borrowing formulas relating to eligible accounts receivable. Interest accrues at 1.5% above prime for the line.

  In April 1997, the Company entered into loan agreements with Capital Bank which provided for borrowings under a revolving line of credit of up to an aggregate of $750,000 and a three-year term loan of $250,000 secured by a long-term receivable. Advances under the line of credit are based on certain borrowing formula relating to eligible accounts receivable. Interest accrues at the rates of 1-1/4% above prime for the line of credit and 9.5% for the three-year term loan. Substantially all of the Company's assets are pledged to Capital Bank as collateral. This new line of credit replaced the line with SunTrust and the amount outstanding under the SunTrust's revolving line of credit was fully repaid in April 1997.

  Capital Commitments        As of March 31, 1997, the Company has capital
  commitments to purchase 35 specialized application equipment known as "Spra-Buggies" over the next 19 months at a purchase price of approximately $27,000 per equipment. The Company anticipates that these capital expenditures will be funded by a combination of cash flows from private placements and loans from equipment financing companies.

  Cash flows from operating activities.      For the three months ended
  March 31, 1997, the Company's cash flows used in operations was $481,152 as compared to $64,613 for the three months ended March 31, 1996. Of the net cash used in operating activities for the three months ended March 31, 1997, $359,351 were used in continuing operations as compared to net cash generated from operations of $686,080 for the three months ended March 31, 1996. The increase in cash flows used in continuing operations was primarily attributable to the net loss incurred for the three months ended March 31, 1997 and an increase in inventories of $199,017 mainly due to the expanded operations and the commencement of the catalog business in Arizona.

  Cash flows from investing activities.           Cash used in investing
  activities in the three months ended March 31, 1997 was $50,019 compared to net cash provided by investing activities of $394,819 for the three months ended March 31, 1996. The decrease was mainly attributable to lower proceeds from sale of marketable securities which was offset by the purchase of equipment and computers for three months ended March 31, 1997.

  Cash flows from financing activities.           Net cash provided by
  financing activities was $247,969 during the three months ended March
  31, 1997 compared to net cash used of $220,281 during the three months ended March 31, 1996. The increase was primarily attributable to additional borrowings under revolving line of credit with SunTrust and proceeds from the issuance of common stock which was derived from the exercise of 50,000 stock options by an investor for an aggregate amount of $250,000 and the exercise of stock options by employees and a director of the Company. The Company repaid a total of $240,365 of its debts which included the instalment note of $200,000 relating to the ADI Acquisition.

  During 1996, the Company issued 100,000 options to purchase common stock of the Company to a firm as consideration for financial consulting services rendered. On May 2, 1997, these stock options were exercised by the party and the Company issued 100,000 shares of the common stock of the Company for an aggregate amount of $500,000. The proceeds from this equity placement will primarily be used to finance working capital and acquisitions.

  Pursuant to the Company's intial public offering, the Company issued 1,437,500 shares of common Stock and 1,437,500 warrants (the "Warrants") to purchase 1,437,500 shares of common stock. On April 2, 1997, the Company filed a Registration Statement on Form S-3 covering the issuance and public sale of shares of common stock issuable upon the exercise of the Warrants. The Warrants are exercisable at $6.00 per share, subject to adjustment in certain circumstances, at any time until September 12, 1999. The Warrants are redeemable by the Company, upon notice of not less than 30 days, at a price of $.10 per Warrant, provided that the closing bid price of the common stock on all 20 trading days ending on the third day prior to the day the Company gives notice has been at least 130% ($7.80) of the then effective exercise price of the Warrants. The Company will receive an aggregate of $8,625,000 if all the Warrants are exercised.

  Discontinued operations.   Net liabilities of discontinued operations
  decreased from $350,076 as of December 31, 1996 to $228,275 as of March 31, 1997. This decrease was mainly due to the settlement of certain accounts payable and the utilization of the provision for phase-out losses relating to legal fees incurred for the collection of accounts receivable of the discontinued operations and amounts paid to an ex-employee under a settlement agreement entered into in 1996.



                              PART II - OTHER INFORMATION

  Item 1. Legal Proceedings
            Not applicable.

  Item 2. Changes in Securities
            Not applicable.

  Item 3. Defaults Upon Senior Securities
            Not applicable.

  Item 4. Submission of Matters to a Vote of Security Holders
            Not applicable.

  Item 5. Other Information
            On April 16, 1997, the Company appointed Mr. John P. Hart as the president and chief executive officer of Aquagenix Land-Water Technologies, Inc., the largest subsidiary of the Company. Mr. Hart, who has a twenty-five year financial and marketing background with the brokerage firm of Merrill Lynch, was most recently the vice president and director of the southern region of the international engineering consulting firm of Metcalf & Eddy where he led the firm through significant growth in Florida, Georgia and Texas. He also has an extensive public service record, serving nearly two decades as an elected city and county official of numerous civic and political associations, including president of the Florida Association of Counties.
            The appointment of Mr. Hart is a major step in realizing the Company's business strategy by gaining access to industrial clients and firmly positioning the Company to capture a meaningful share of the outsourced market for municipal services.

            On April 25, 1997,the Company filed a Registration Statement on Form S-8 relating to the increase in the number of shares available for issuance under the Employee Stock Option Plan and the Amended and Restated Directors Stock Option Plan (the "Amended Directors Plan") from 550,000 to 1,250,000 shares, following the written consent of the majority of the holders of the Company's common stock as of December 31, 1996. The Directors Plan was amended in May 1996 to (i) increase the number of shares available for issuance thereunder from 50,000 shares to 250,000 shares; (ii) empower the Directors Stock Option Committee to determine the annual amount of options to be granted to a non-employee director; (iii) enable all options granted be exercisable in two equal instalments each on the first and second anniversary dates following the date of the grants; and (iv) terminate automatically any unexercised portion of the options on the date the optionee ceases to be a director of the Company except upon death whereupon the options will expire within sixty days.

            Pursuant to the Company's intial public offering, the Company issued 1,437,500 shares of common stock and 1,437,500 warrants (the "Warrants") to purchase 1,437,500 shares of common stock. On April 2, 1997, the Company filed a Registration Statement on Form S-3 covering the issuance and public sale of shares of common stock issuable upon the exercise of the Warrants. The Warrants are exercisable at $6.00 per share, subject to adjustment in certain circumstances, at any time until September 12, 1999. The Warrants are redeemable by the Company, upon notice of not less than 30 days, at a price of $.10 per Warrant, provided that the closing bid price of the common stock on all 20 trading days ending on the third day prior to the day the Company gives notice has been at least 130% ($7.80) of the then effective exercise price of the Warrants. The Company will receive an aggregate of $8,625,000 if all the Warrants are exercised.

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


                                        AQUAGENIX, INC.


     Date: May 15, 1997                  By: /s/ Andrew P. Chesler
                                             Andrew P. Chesler,
                                             Chairman of the Board,
                                             Chief Executive Officer,
                                             President and Treasurer
                                             (Principal Executive Officer)


     Date: May 15, 1997                  By: /s/ Helen Chia
                                             Helen Chia,
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)