Form 10QSB
period 1997-06-30
AQUAGENIX INC/DE
filed 1997-08-14
CIK 923604

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

| | TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________ .

                           Commission File No. 0-24490
                                               -------

                                 AQUAGENIX, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                               65-0419263
                --------                               ----------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

           6500 Northwest 15th Avenue, Fort Lauderdale, Florida 33309
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 975-7771
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of July 31, 1997 was 4,463,624.


Transitional Small Business Disclosure Format:       Yes | |      No |X|












                              Page 1 of 15 Pages

                                 AQUAGENIX, INC.
                                   FORM 10-QSB
                                      INDEX


PART I.    FINANCIAL INFORMATION                                          PAGE
           ---------------------                                          ----

Item 1:       Financial Statements
               Consolidated Balance Sheets as of June 30, 1997
               and December 31, 1996 (unaudited)                           3

               Consolidated Statements of Operations for the three
               months and six months ended June 30, 1997 and
               June 30, 1996 (unaudited)                                   4

               Consolidated Statements of Cash Flows for the three months and six months ended June 30, 1997 and June 30, 1996 (unaudited) 5

               Notes to Consolidated Financial Statements                6-7


Item 2:        Management's Discussion and Analysis or Plan of
               Operation                                                8-13



PART II.   OTHER INFORMATION                                              14
           -----------------


SIGNATURES                                                                15

                         AQUAGENIX, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,       December 31,
                      ASSETS                                       1997            1996
                                                               ------------    ------------
                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                 $  1,338,511    $    890,731
     Marketable securities                                                0         158,492
     Accounts receivable, net of allowance for doubtful
       accounts of $116,438 and $88,541, respectively             1,367,742       1,064,151
     Inventories                                                    793,610         339,114
     Prepaid expenses and other                                     589,133         490,740
                                                               ------------    ------------

          Total current assets                                    4,088,996       2,943,228

Accounts receivable, non-current                                  1,269,909       1,269,909
Property and equipment, net                                       2,686,757       2,450,154
Intangible assets, net                                            4,881,901       4,946,027
Deferred financing costs, net                                       164,511         154,276
Other assets                                                        306,019         267,233
                                                               ------------    ------------

          Total assets                                         $ 13,398,093    $ 12,030,827
                                                               ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings - acquisitions                      $          0    $    200,000
     Borrowings under credit agreement                                    0         404,415
     Current maturities of long-term debt                           329,463         166,168
     Accounts payable                                             1,512,473         709,870
     Net liabilities of discontinued operations                     201,870         350,076
     Other current liabilities                                      224,875         322,582
                                                               ------------    ------------

          Total current liabilities                               2,268,681       2,153,111

Long-term debt, net of current maturities                         5,891,668       5,326,769
                                                               ------------    ------------

          Total liabilities                                       8,160,349       7,479,880
                                                               ------------    ------------

Stockholders' equity:
     Preferred stock, par value $.01, 1,000,000 shares
           authorized, no shares issued and outstanding                   0               0
     Common stock, par value $.01, 10,000,000 shares
           authorized, 4,463,624 and 4,163,391 shares issued
           and outstanding, respectively                             44,636          41,634
     Additional paid-in capital                                  14,183,224      12,671,620
     Accumulated deficit                                         (8,801,263)     (7,938,330)
     Unearned compensation                                         (188,853)       (230,058)
     Unrealized gain on securities                                        0           6,081
                                                               ------------    ------------

          Total stockholders' equity                              5,237,744       4,550,947
                                                               ------------    ------------

          Total liabilities and stockholders' equity           $ 13,398,093    $ 12,030,827
                                                               ============    ============

The accompanying notes are an integral part of the Consolidated Financial Statements

                         AQUAGENIX, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                   1997           1996           1997           1996
                                                               -----------    -----------    -----------    -----------

Revenues - Continuing operations                               $ 3,603,809    $ 2,840,138    $ 6,497,328    $ 5,242,730
                                                               -----------    -----------    -----------    -----------

Costs and expenses:
     Costs of services                                           2,138,851      1,521,741      3,758,597      2,748,992
     Selling, general and administrative                         1,514,934        799,349      2,761,722      1,503,193
     Depreciation and amortization                                 234,497        164,042        461,039        306,306
                                                               -----------    -----------    -----------    -----------

          Total costs and expenses                               3,888,282      2,485,132      6,981,358      4,558,491
                                                               -----------    -----------    -----------    -----------

           Operating (loss) income                                (284,473)       355,006       (484,030)       684,239

Interest income                                                     13,552          1,982         18,982         43,293
Interest expense                                                  (194,274)      (167,040)      (397,885)      (330,903)
                                                               -----------    -----------    -----------    -----------

(Loss) income from continuing operations before income taxes      (465,195)       189,948       (862,933)       396,629

Provision for income taxes                                               0              0              0              0
                                                               -----------    -----------    -----------    -----------

(Loss) income from continuing operations                          (465,195)       189,948       (862,933)       396,629

Discontinued operations:
     Change in allowance for estimated phase-out losses
                 from environmental remediation segment                  0       (404,818)             0        464,689
                                                               -----------    -----------    -----------    -----------

Net (loss) income                                              $  (465,195)   $  (214,870)   $  (862,933)   $   861,318
                                                               ===========    ===========    ===========    ===========

(Loss) income per weighted average common share:
      Continuing operations                                    $     (0.11)   $      0.06    $     (0.20)   $      0.12
      Discontinued operations                                         0.00          (0.12)          0.00           0.14
                                                               ===========    ===========    ===========    ===========
      Net (loss) income                                              (0.11)         (0.06)   $     (0.20)   $      0.26
                                                               ===========    ===========    ===========    ===========

Weighted average common shares outstanding                       4,352,880      3,417,299      4,270,144      3,363,087
                                                               ===========    ===========    ===========    ===========





































              The accompanying notes are an integral part of the Consolidated Financial Statements

                         AQUAGENIX, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                     1997           1996
                                                                 -----------    -----------
Cash flows from operating activities:
     Net (loss) income                                           $  (862,933)   $   861,318
     Adjustments to reconcile net (loss) income to net cash
       (used in) provided by operating activities:
       Depreciation and amortization                                 461,039        306,306
       Loss (gain) on sale of property and equipment                  46,308         (9,312)
       (Gain) on sale of securities                                   (9,785)             0
       Provision for doubtful accounts                                57,502         50,942
       Consulting fees                                                     0         88,930
       Discontinued operations                                      (148,206)       129,173
       Net change in operating assets and liabilities               (247,872)       (26,552)
                                                                 -----------    -----------

          Net cash (used in) provided by operating activities       (703,947)     1,400,805
                                                                 -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                     162,196        624,187
     Proceeds from sale of property and equipment                     81,377        273,596
     Proceeds from sale of assets of discontinued operations               0      2,667,973
     Cash paid for acquisitions, net of cash acquired                (69,664)       (51,221)
     Purchase of property and equipment                             (548,541)      (590,326)
                                                                 -----------    -----------

          Net cash (used in) provided by  investing activities      (374,632)     2,924,209
                                                                 -----------    -----------

Cash flows from financing activities:
     Proceeds under credit agreements                                869,302              0
     Proceeds from other borrowings                                  756,090        309,211
     Payment of credit agreements                                 (1,273,717)      (127,902)
     Payment of notes payable and long-term debt                    (315,768)      (631,835)
     Payment of debt obligations of discontinued operations                0     (3,590,384)
     Payment of financing costs                                      (36,364)             0
     Distribution to stockholder                                           0         (9,638)
     Issuance of common stock                                      1,526,816      1,500,000
                                                                 -----------    -----------

          Net cash provided by (used in) financing activities      1,526,359     (2,550,548)
                                                                 -----------    -----------

Cash and cash equivalents:
Increase                                                             447,780      1,774,466
Beginning balance                                                    890,731        720,888
                                                                 -----------    -----------

Ending balance                                                   $ 1,338,511    $ 2,495,354
                                                                 ===========    ===========

Supplemental disclosures of cash flow information:
       Interest paid                                             $   290,767    $   223,451
                                                                 ===========    ===========
       Income taxes paid (refunded)                              $         0    $  (605,951)
                                                                 ===========    ===========


     The accompanying notes are an integral part of the Consolidated Financial Statements

                         AQUAGENIX, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Basis of Presentation
      ---------------------

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

2.    Earnings Per Share
      ------------------

      Earnings  (loss) per common  shares were  computed by dividing  net income
      (loss) by the weighted average number of shares outstanding. Common share equivalents resulting from options and warrants have not been included for the loss per share computation for three months and six months ended June 30, 1997 since their effect would be anti-dilutive.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). The statement replaces the current presentation of primary EPS and will require dual presentation of basic and diluted EPS on the face of the statement of operations. SFAS 128 requires restatement of all prior period EPS data presented and is effective in the fourth quarter of 1997 for the Company. The Company does not expect adoption of SFAS 128 to have a significant impact on the Company's financial statements.

3.    Loan Agreements
      ---------------

In April 1997, the Company entered into loan agreements with Capital Bank which provided for borrowings under a revolving line of credit of up to an aggregate of $750,000 and a three-year term loan of $250,000 which is collaterized by a long-term receivable. Advances under the line of credit are based on certain borrowing formula relating to eligible accounts receivable. Interest accrues at the rates of 1- 1/4% above prime for the line of credit and 9.5% for the three-year term loan. Substantially all of the Company's assets are pledged to Capital Bank as collateral. This new line of credit replaced the line with SunTrust and the amount outstanding under the SunTrust's revolving line of credit was fully repaid in April 1997.

      In June 1997, the Company entered into a four-year loan agreement, for a principal amount of $500,000, with a commercial equipment financing company to refinance certain capital expenditures relating to application equipment and vehicles.

4.    Issuance of Common Stock
      ------------------------

      On May 2, 1997, the Company issued 100,000 shares of common stock to a financial consultant resulting from the exercise of stock options granted to them in 1996 as consideration for financial consulting services rendered. The Company received an aggregate purchase price of $500,000.

      On May 19, 1997, the Company issued 47,500 shares of common stock to one of the directors of Aquagenix, Inc. (the "Company"), namely Mr. Fred S. Katz, upon the exercise of options granted to him under the Company's Directors Stock Option Plan. The aggregate purchase price was $200,200, all of which has been received in cash by the Company.

      On the same day, the Company completed an equity private placement of 83,333 shares (the "Shares") at $6.00 per share to Tarragona Fund, Inc. ("Tarragona") pursuant to the terms of a Subscription Agreement, dated as of May 19, 1997, between the Company and Tarragona. The aggregate purchase price was $500,000, all of which has been received in cash by the Company.

      Since December 31, 1996, the Company has issued a total of 300,233 shares of common stock resulting from the exercise of stock options by its employees, directors, a financial consultant and two private placements, thereby increasing its total stockholders' equity by $1,526,816, all of which were cash proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Aquagenix, Inc. (the "Company"), through its wholly-owned subsidiaries, provides aquatic and industrial vegetation management services to both governmental and commercial customers in Florida, Georgia, North and South Carolina, Arizona, Alabama and Tennessee. The Company's continued emphasis on quality service, internal growth and the selective acquisition of privately held waterway and vegetation management companies in the Sunbelt region of the United States has resulted in the Company becoming the largest provider of aquatic and industrial vegetation management services in the United States with annual revenues of approximately $11,500,000 for 1996. The Company's services consist primarily of the control of aquatic weeds, algae and exotic plants, brush and noxious tree control, wetland planting and restoration, installation of floating fountains and aeration systems and the stocking of fish for game, plant and insect control.

In April 1997, the Company established a new branch office in Birmingham, Alabama as the Company has started to provide industrial vegetation management services in that region. The expansion of its network of branches into Alabama should help further develop alliances with the utility companies in that area and increase the Company's ability to capitalize on the beginning of large-scale outsourcing of non-core utility services by utility companies throughout the country.

RESULTS OF OPERATIONS

Three Months  Ended June 30, 1997  Compared to Three Months Ended June 30, 1996
------------  -------------------  --------------------------------------------

REVENUES. The Company's revenues increased by $763,671, or 26.9%, from $2,840,138 during the three months ended June 30, 1996 to $3,603,809 during the three months ended June 30, 1997. The increase in revenues was primarily attributable to an increase in both aquatic and industrial vegetation management contracts as a result of the acquisitions of Aquatic Dynamics, Inc. (the "ADI Acquisition") in December 1996 and Aquatic and Right of Way Control, Inc. (the "ARC Acquisition") in June 1996, the establishment of two new branch offices in Georgia and Alabama and the intensive marketing efforts targeted at electric and power utilities and governmental agencies.

COST OF SERVICES. Cost of services increased by $617,110, or 40.6%, from $1,521,741 during the three months ended June 30, 1996 to $2,138,851 during the three months ended June 30, 1997. The increase in cost of services was mainly attributable to increased chemical, labor, subcontracting and vehicle maintenance costs which was directly a result of the Company's expanding operations. As a percentage of revenues, cost of services have increased from 53.6% in the second quarter of 1996 to 59.3% in the second quarter of 1997. The reduced gross margin was mainly attributable to higher chemical and subcontracting costs as a result of a higher mix of industrial vegetation management contracts in the second quarter of 1997 as compared to the corresponding quarter of 1996. For the three months ended June 30, 1997 and 1996, industrial vegetation management services accounted for approximately 27.8% and 17.9%, respectively, of the Company's total revenues. Gross margins from industrial vegetation management contracts are generally lower than the aquatic vegetation management contracts as they involve a higher usage of chemicals and in some cases, subcontractors have to be used when aerial chemical application using helicopters is required.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased by $715,585, or 89.5%, from $799,349 during the three months ended June 30, 1996 to $1,514,934 during the three months ended June 30, 1997. The increase in selling, general and administrative expenses was due mainly to the expansion of the Company's sales and marketing arm directed at penetrating the utility, governmental and wetland development markets, assimilation of the operations of the three businesses acquired in 1996, increased payroll and recruitment costs, higher travel, business promotion expenses and increased corporate expenses associated with the sourcing of potential financing arrangements and private placements which included travel expenses, legal and professional fees. Payroll costs have increased substantially mainly due to the building of a larger managerial team which included the recruitment of a President for the Company's largest subsidiary, a chief compliance officer for training of technical staff and monitoring of compliance with environmental regulations, a regional manager for utility and industrial sales, a management information systems manager and a controller. The operating expenses of the three new offices in Georgia, Arizona and Alabama accounted for approximately $344,000 of the increase in selling, general and administrative expenses. As a percentage of revenues, such expenses have increased from 28.1% for the three months ended June 30, 1996 to 42.0% for the corresponding period in 1997. This was mainly attributable to the increased level of infrastructure spending.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $164,042 in the second quarter of 1996 to $234,497 in the second quarter of 1997. Such expense as a percentage of revenues increased from 5.8% for the quarter ended June 30, 1996 to 6.5% for the corresponding quarter in 1997. This increase reflected the additional depreciation of application equipment purchased during the three months ended June 30, 1997. In addition, amortization expenses have also increased due to the additional intangibles acquired from the ADI and ARC acquisitions.

INTEREST INCOME. Interest income increased by $11,570 from $1,982 for the second quarter of 1996 to $13,552 for the corresponding quarter of 1997. The increase in interest income was due to higher cash balances held during the second quarter of 1997 resulting from the proceeds of the issuance of common stock during the second quarter of 1997.

INTEREST EXPENSE. Interest expense increased by $27,234 from $167,040 during the three months ended June 30, 1996 to $194,274 during the three months ended June 30, 1997 primarily as a result of increased bank borrowings.

QUARTERLY RESULTS. The net loss of $465,195 incurred by the Company for the three months ended June 30, 1997 was mainly attributable to additions to senior management and the expansion of both the production and sales and marketing teams so as to establish the necessary personnel infrastructure to manage and grow the Company's operations. Additional corporate expenses were also incurred to evaluate and seek potential financing arrangements and private placements which were required to finance the expansion of the Company's operations.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996
-------------------------------------------------------------------------

REVENUES. The Company's revenues increased by $1,254,598, or 23.9%, from $5,242,730 during the six months ended June 30, 1996 to $6,497,328 during the six months ended June 30, 1997. The increase in revenues was primarily attributable to an increase in both aquatic and industrial vegetation management contracts as a result of the acquisitions of Aquatic Dynamics, Inc. (the "ADI Acquisition") in December 1996 and Aquatic and Right of Way Control, Inc. (the "ARC Acquisition") in June 1996, the establishment of two new branch offices in Georgia and Alabama and the intensive marketing efforts targeted at electric and power utilities and governmental agencies.

COST OF SERVICES. Cost of services increased by $1,009,605, or 36.7%, from $2,748,992 during the six months ended June 30, 1996 to $3,758,597 during the six months ended June 30, 1997. The increase in cost of services was mainly attributable to increased chemical, labor, fuel, subcontracting, vehicle leasing and maintenance costs which was directly a result of the Company's expanding operations. As a percentage of revenues, cost of services have increased from 52.4% for the six months ended June 30, 1996 to 57.8% for the six months ended June 30 ,1997. The reduced gross margin was mainly attributable to higher chemical and subcontracting costs as a result of a higher mix of industrial vegetation management contracts for the six months ended June 30 ,1997 as compared to the corresponding period of 1996. For the six months ended June 30, 1997 and 1996, industrial vegetation management services accounted for approximately 19.1% and 13.4%, respectively, of the Company's total revenues. Gross margins from industrial vegetation management contracts are generally lower than the aquatic vegetation management contracts as they involve a higher usage of chemicals and in some cases, subcontractors have to be used when aerial chemical application using helicopters is required.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased by $1,258,529, or 83.7%, from $1,503,193 during the six months ended June 30, 1996 to $2,761,722 during the six months ended June 30, 1997. The increase in selling, general and administrative expenses was due mainly to the expanded sales force and business development costs, the assimilation of the operations of the three businesses acquired in 1996, increased payroll and recruitment costs, higher travel and increased corporate expenses associated with the sourcing of potential financing arrangements and private placements which included travel expenses, legal and professional fees. Payroll costs have increased substantially mainly due to the building of a larger managerial team which included the recruitment of a President for the Company's largest subsidiary, a chief compliance officer for training of technical staff and monitoring of compliance with environmental regulations, a regional manager for utility and industrial sales, a management information systems manager and a controller. The operating expenses of the three new offices in Georgia, Arizona and Alabama accounted for approximately $527,000 of the total increase in selling, general and administrative expenses. As a percentage of revenues, such expenses have increased from 28.7% for the six months ended June 30, 1996 to 42.5% for the corresponding period in 1997. This was mainly attributable to the increased level of infrastructure spending and the costs associated with the sourcing of financing arrangements and private placements.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $306,306 for the six months ended June 30, 1996 to $461,039 for the corresponding period in 1997. Such expense as a percentage of revenues increased from 5.8% for the six months ended June 30, 1996 to 7.1% for the six months ended June 30, 1997. This increase reflected the additional depreciation of application equipment and computer equipment purchased during the six months ended June 30, 1997. In addition, there was an increase in amortization relating to intangibles acquired from the ADI and ARC acquisitions.

INTEREST INCOME. Interest income decreased by $24,311 from $43,293 for the six months ended June 30, 1996 to $18,982 for the corresponding period of 1997. The decrease in interest income was consistent with the lower average cash balances in 1997 as compared to 1996.

INTEREST EXPENSE. Interest expense increased by $66,982 from $330,903 during the six months ended June 30, 1996 to $397,885 during the six months ended June 30, 1997 primarily as a result of increased bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. Working capital (excluding net liabilities of discontinued operations), which consists principally of cash and accounts receivable , was $1,140,193 at December 31, 1996, compared to $2,022,185 at June 30, 1997. The increase in working capital was mainly attributable to the cash proceeds from the issuance of common stock and the reduction in borrowings under the credit agreement with Capital Bank.

Of the Company's accounts receivable outstanding at December 31, 1996 and June 30, 1997, approximately $336,000 (31.6%) and $414,000 (30.3%) were due from five customers, respectively. The increase was primarily due to more industrial vegetation contracts undertaken during the second quarter of 1997 which are typically larger in value. At June 30, 1997, the Company's allowance for doubtful debts was $116,438 which the Company believes is currently adequate to cover anticipated losses. The average collection period for accounts receivable was approximately 34 days as of June 30, 1997 as compared to 32 days at December 31, 1996.

Inventories have increased from $339,114 as of December 31, 1996 to $793,610 as of June 30, 1997 primarily as a result of bulk purchases of chemicals to take advantage of quantity discounts and extended payment terms which also resulted in an increase in accounts payable for the same comparative periods.

At June 30, 1997, the Company has loan agreements with Capital Bank which provide for borrowings under a revolving line of credit of up to an aggregate of $750,000 and a three-year term loan of $250,000 which is collaterized by a long-term receivable. Advances under the line of credit are based on a certain borrowing formula relating to eligible accounts receivable. Interest accrues at the rates of 1-1/4% above prime for the line of credit and 9.5% for the three-year term loan. Substantially all of the Company's assets are pledged to Capital Bank as collateral. As of June 30, 1997, $242,742 was outstanding under the three-year term loan and there was none outstanding under the line of credit. Availability under the line of credit at June 30, 1997 amounted to $750,000.

CAPITAL COMMITMENTS. As of June 30, 1997, the Company has capital commitments to purchase 30 specialized application equipment known as "Spra-Buggies" over the next 16 months at a purchase price of approximately $27,000 per equipment.

CASH FLOWS FROM OPERATING ACTIVITIES. For the six months ended June 30, 1997, the Company's cash flows used in operations was $703,947 as compared to cash generated from operations of $1,400,805 for the six months ended June 30, 1996. Of the net cash used in operating activities for the six months ended June 30, 1997, $555,741 were used in continuing operations as compared to net cash generated from operations of $806,943 for the six months ended June 30, 1996. The decrease in cash flows generated from continuing operations was primarily attributable to the net loss incurred for the six months ended June 30, 1997.

CASH FLOWS FROM INVESTING ACTIVITIES. For the six months ended June 30, 1997, purchases of application and computer equipment amounted to $548,541. This was partly offset by some proceeds from the sale of marketable securities and equipment, resulting in net cash used in investing activities of $374,632. Net cash provided by investing activities for the six months ended June 30, 1996 of $2,924,209 was derived mainly from the sale of marketable securities and certain assets of discontinued operations.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities for the six months ended June 30, 1997 of $1,526,359 was derived primarily from the issuance of common stock resulting from an equity private placement of 83,333 shares at $6.00 per share and the exercise of stock options by employees, directors and a financial consultant. The Company also had additional borrowings of $756,090 during six months ended June 30, 1997 which included the three-year term loan of $250,000 from Capital Bank and an equipment loan of $500,000 from a commercial equipment financing company. The Company repaid a net total of $720,183 of its debts which included the installment note of $200,000 relating to the ADI Acquisition and a net payment of $404,415 under its credit agreements.

DISCONTINUED OPERATIONS. Net liabilities of discontinued operations decreased from $350,076 as of December 31, 1996 to $201,870 as of June 30, 1997. This
decrease was mainly due to the settlement of certain accounts payable and the utilization of the provision for phase-out losses relating to legal fees incurred for the collection of accounts receivable of the discontinued operations and amounts paid to an ex-employee under a settlement agreement entered into in 1996.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------
            Not applicable.

Item 2.     Changes in Securities
            ---------------------
            Not applicable.

Item 3.     Defaults Upon Senior Securities
            -------------------------------
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            Not applicable.

Item 5.     Other Information
            -----------------
            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            (a) Exhibits:

            Exhibit     Description
            -------     -----------

            27.1        Financial Data Schedule


            (b)  Reports on Form 8-K

                 During the quarter ended June 30, 1997, the registrant filed the following reports on Form 8-K:

                 (i) Current Report on Form 8-K dated May 20, 1997 (filed on May 20, 1997) which reported the Company's completion of an equity private placement with Tarragona Fund, Inc. and the net increase in the Company's total stockholders' equity.

                                   SIGNATURES
                                   ----------


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AQUAGENIX, INC.


Date: August 14, 1997                           By: /s/ Andrew P. Chesler
                                                   ----------------------
                                                   Andrew P. Chesler,
                                                   Chairman of the Board,
                                                   Chief Executive Officer,
                                                   President and Treasurer
                                                   (Principal Executive Officer)


Date: August 14 , 1997                          By: /s/ Helen Chia
                                                    --------------
                                                   Helen Chia,
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)