Form 10QSB
period 1997-09-30
AQUAGENIX INC/DE
filed 1997-11-14
CIK 923604

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

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


The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of October 31, 1997 was 4,530,204.


Transitional Small Business Disclosure Format:       Yes | |      No |X|












                              Page 1 of 17 Pages

                                 AQUAGENIX, INC.
                                   FORM 10-QSB
                                      INDEX


PART I.   FINANCIAL INFORMATION                                           PAGE
          ---------------------                                           ----

Item 1:    Financial Statements
             Consolidated Balance Sheets as of September 30, 1997
             and December 31, 1996 (unaudited)                             3

             Consolidated Statements of Operations for the three
             months and nine months ended September 30, 1997 and
             September 30, 1996 (unaudited)                                4

             Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1997 and September 30,
             1996 (unaudited)                                              5

             Notes to Consolidated Financial Statements                   6-8


Item 2:    Management's Discussion and Analysis or Plan of
             Operation                                                    9-14



PART II.  OTHER INFORMATION                                              15-16
          -----------------


SIGNATURES                                                                17

                         AQUAGENIX, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                September 30,   December 31,
                      Assets                                       1997            1996
                                                               ------------    ------------
                                                                (Unaudited)
Current assets:
     Cash and cash equivalents                                 $    890,935    $    890,731
     Marketable securities                                                0         158,492
     Accounts receivable, net of allowance for doubtful
       accounts of $142,297 and $88,541, respectively             1,606,459       1,064,151
     Inventories                                                    677,208         339,114
     Prepaid expenses and other                                     534,413         490,740
                                                               ------------    ------------

          Total current assets                                    3,709,015       2,943,228

Accounts receivable, non-current                                  1,269,431       1,269,909
Property and equipment, net                                       2,754,124       2,450,154
Intangible assets, net                                            4,828,679       4,946,027
Deferred financing costs, net                                       157,833         154,276
Other assets                                                        243,974         267,233
                                                               ------------    ------------

          Total assets                                         $ 12,963,056    $ 12,030,827
                                                               ============    ============
     Liabilities and Stockholders' Equity

Current liabilities:
     Short term borrowings - acquisitions                      $          0    $    200,000
     Borrowings under credit agreement                              550,000         404,415
     Current maturities of long-term debt                           325,225         166,168
     Accounts payable                                               901,739         709,870
     Net liabilities of discontinued operations                     133,332         350,076
     Other current liabilities                                      310,975         322,582
                                                               ------------    ------------

          Total current liabilities                               2,221,271       2,153,111

Long-term debt, net of current maturities                         5,807,865       5,326,769
                                                               ------------    ------------

          Total liabilities                                       8,029,136       7,479,880
                                                               ------------    ------------

Stockholders' equity:
     Preferred stock, par value $.01, 1,000,000 shares
           authorized, no shares issued and outstanding                   0               0
     Common stock, par value $.01, 10,000,000 shares
           authorized, 4,528,704 and 4,163,391 shares issued
           and outstanding, respectively                             45,287          41,634
     Additional paid-in capital                                  14,547,949      12,671,620
     Accumulated deficit                                         (9,491,065)     (7,938,330)
     Unearned compensation                                         (168,251)       (230,058)
     Unrealized gain on securities                                        0           6,081
                                                               ------------    ------------

          Total stockholders' equity                              4,933,920       4,550,947
                                                               ------------    ------------

          Total liabilities and stockholders' equity           $ 12,963,056    $ 12,030,827
                                                               ============    ============



  The accompanying notes are an integral part of the Consolidated Financial Statements

                                      AQUAGENIX, INC. & SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                   September 30,
                                                                    1997            1996            1997            1996
                                                               ------------    ------------    ------------    ------------
Revenues - Continuing operations                               $  3,689,128    $  3,485,783    $ 10,186,456    $  8,728,513
                                                               ------------    ------------    ------------    ------------

Costs and expenses:
     Costs of services                                            2,538,867       2,106,120       6,297,464       4,855,112
     Selling, general and administrative                          1,417,852         851,689       4,179,574       2,354,882
     Depreciation and amortization                                  235,873         170,401         696,912         476,707
                                                               ------------    ------------    ------------    ------------

          Total costs and expenses                                4,192,592       3,128,210      11,173,950       7,686,701
                                                               ------------    ------------    ------------    ------------

           Operating (loss) income                                 (503,464)        357,573        (987,494)      1,041,812

Interest income                                                       9,976          10,554          28,958          53,847
Interest expense                                                   (196,314)       (182,753)       (594,199)       (513,656)
                                                               ------------    ------------    ------------    ------------

(Loss) income from continuing operations before income taxes       (689,802)        185,374      (1,552,735)        582,003

Provision for income taxes                                                0               0               0               0
                                                               ------------    ------------    ------------    ------------

(Loss) income from continuing operations                           (689,802)        185,374      (1,552,735)        582,003

Discontinued operations:
     Change in allowance for estimated phase-out losses
                 from environmental remediation segment                   0               0               0         464,689
                                                               ------------    ------------    ------------    ------------

Net (loss) income                                              $   (689,802)   $    185,374    $ (1,552,735)   $  1,046,692
                                                               ============    ============    ============    ============
(Loss) income per weighted average common share:
      Continuing operations                                    $      (0.15)   $       0.05    $      (0.36)   $       0.16
      Discontinued operations                                          0.00            0.00            0.00            0.13
                                                               ------------    ------------    ------------    ------------
      Net (loss) income                                        $      (0.15)   $       0.05    $      (0.36)   $       0.29
                                                               ============    ============    ============    ============

Weighted average common shares outstanding                        4,478,871       4,009,678       4,339,720       3,578,617
                                                               ============    ============    ============    ============









































                            The accompanying notes are an integral part of the Consolidated Financial Statements

                         AQUAGENIX, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                     1997           1996
                                                                 -----------    -----------
Cash flows from operating activities:
     Net (loss) income                                           $(1,552,735)   $ 1,046,692
     Adjustments to reconcile net (loss) income to net cash
       (used in) provided by operating activities:
       Depreciation and amortization                                 696,912        476,707
       Loss (gain) on sale of property and equipment                  22,406         (1,703)
       (Gain) on sale of securities                                   (9,785)             0
       Provision for doubtful accounts                                90,341         80,595
       Consulting fees                                                36,250         88,930
       Discontinued operations                                      (216,744)     1,059,087
       Net change in operating assets and liabilities               (810,417)    (1,709,277)
                                                                 -----------    -----------

          Net cash (used in) provided by operating activities     (1,743,772)     1,041,031
                                                                 -----------    -----------
Cash flows from investing activities:
     Proceeds from sale of marketable securities                     162,196        624,187
     Proceeds from sale of property and equipment                    106,577        280,896
     Proceeds from sale of assets of discontinued operations               0      2,892,768
     Cash paid for acquisitions, net of cash acquired                (83,253)       (51,221)
     Purchase of property and equipment                             (754,158)      (791,151)
                                                                 -----------    -----------

          Net cash (used in) provided by  investing activities      (568,638)     2,955,479
                                                                 -----------    -----------
Cash flows from financing activities:
     Proceeds under credit agreements                                841,141              0
     Proceeds from other borrowings                                  756,090        279,992
     Payment of credit agreements                                   (695,556)      (147,902)
     Payment of notes payable and long-term debt                    (408,638)      (666,821)
     Payment of debt obligations of discontinued operations                0     (4,502,794)
     Payment of financing costs                                      (46,365)             0
     Distribution to stockholder                                           0        (49,684)
     Issuance of common stock                                      1,865,942      1,750,000
                                                                 -----------    -----------

          Net cash provided by (used in) financing activities      2,312,614     (3,337,209)
                                                                 -----------    -----------
Cash and cash equivalents:
Increase                                                                 204        659,301
Beginning balance                                                    890,731        720,888
                                                                 -----------    -----------

Ending balance                                                   $   890,935    $ 1,380,189
                                                                 ===========    ===========
Supplemental disclosures of cash flow information:
       Interest paid                                             $   484,696    $   406,203
                                                                 ===========    ===========
       Income taxes paid (refunded)                              $         0    $  (605,951)
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

2.    Earnings Per Share
      ------------------

      Earnings  (loss) per common  shares were  computed by dividing  net income
      (loss) by the weighted average number of shares outstanding. Common share equivalents resulting from options and warrants have not been included for the loss per share computation for three months and nine months ended September 30, 1997 since their effect would be anti-dilutive.

      In February 1997, the Financial Accounting Standards Board (the "FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). The statement replaces the current presentation of primary EPS and will require dual presentation of basic and diluted EPS on the face of the statement of operations. SFAS 128 requires restatement of all prior period EPS data presented and is effective in the fourth quarter of 1997 for the Company. The Company does not expect adoption of SFAS 128 to have a significant impact on the Company's financial statements.

      In September 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards of reporting and display of comprehensive income and its components. In September 1997, the FASB also issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting operating and geographic segments and the type and level of financial information to be discussed about these segments. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997.

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

      In October 1997, the Company entered into additional loan agreements with Capital Bank which provide for an increase in the borrowings under the revolving line of credit to $1,000,000, a three-year term loan of $200,000 for purchases of computer equipment with interest accruing at 9.75% and $270,000 guidance equipment line with two drawdowns and a four-year amortization term at an interest rate of 9.75%.

4.    Issuance of Common Stock
      ------------------------

      In September 1997, the Company issued 39,500 shares of common stock resulting from the exercise of stock options granted to a financial consultant in 1994 pursuant to a consulting agreement dated November 29, 1994 between the consultant and the Company. The Company received total cash proceeds of $241,938.

      On May 2, 1997, the Company issued 100,000 shares of common stock to another financial consultant resulting from the exercise of stock options granted to them in 1996 as consideration for financial consulting services rendered. The Company received an aggregate purchase price of $500,000.

      On May 19, 1997, the Company issued 47,500 shares of common stock to one of the directors of Aquagenix, Inc. (the "Company"), namely Mr. Fred S. Katz, upon the exercise of options granted to him under the Company's Directors Stock Option Plan. The aggregate purchase price was $200,200, all of which has been received in cash by the Company.

      On the same day, the Company completed an equity private placement of 83,333 shares (the "Shares") at $6.00 per share pursuant to the terms of a Subscription Agreement, dated as of May 19, 1997. The aggregate purchase price was $500,000, all of which has been received in cash by the Company. In February 1997, the Company also completed an equity private placement of 50,000 shares with an aggregate purchase price of $250,000.

      Since December 31, 1996, the Company has issued a total of 365,313 shares of common stock resulting mainly from the exercise of stock options by its employees, directors, financial consultants and two private equity placements, thereby increasing its share capital by $1,879,982.


5.    Subsequent Event
      ----------------

      On October 27, 1997, the Company completed a private equity placement for an aggregate purchase price $700,000. The number of shares of common stock (the "Shares") to be issued will be based on 85% of the average closing bid price of the Company's common stock for ten consecutive trading days prior to the date the investor gives notice to receive all or any portion of the Shares. The notice by the investor will take place between January 27, 1998 and December 31, 1998. The Company also issued warrants to the investor to purchase 60,000 shares of common stock at $8.00 per share and these warrants will expire on October 27, 1999.

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

In September 1997, the Company opened an additional office in San Francisco, California managed by a new branch manager with over 20 years of experience in surface water management and ecosystem restoration. The addition of this member to the Company's management team represents the Company's first strategic move in the California market to take advantage of the significant business opportunities relating to surface water management and environmentally-sensitive land management issues currently faced by the entire western United States.

RESULTS OF OPERATIONS

Three Months Ended  September 30, 1997 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 1996
--------

REVENUES. The Company's revenues increased by $203,345, or 5.8%, from $3,485,783 during the three months ended September 30, 1996 to $3,689,128 during the three months ended September 30, 1997. The increase in revenues was primarily attributable to an increase in aquatic vegetation management contracts as a result of the acquisition of Aquatic Dynamics, Inc. (the "ADI Acquisition") in December 1996. This increase in revenues was partly offset by a decrease in revenues from industrial vegetation contracts for Georgia for the third quarter of 1997 as compared to the corresponding quarter of 1996.

COST OF SERVICES. Cost of services increased by $432,747, or 20.5%, from $2,106,120 during the three months ended September 30, 1996 to $2,538,867 during the three months ended September 30, 1997. The increase in cost of services was mainly attributable to increased chemical, labor, subcontracting and vehicle leasing costs as a result of the Company's expanding operations, of which $327,301 related to the cost of services for the Arizona operations. As a percentage of revenues, cost of services have increased from 60.4% in the third quarter of 1996 to 68.8% in the third quarter of 1997. The reduced gross margin was mainly attributable to the lower margins obtained for aquatic vegetation contracts in Arizona and industrial vegetation contracts in Alabama. In addition, the reduction of revenues from industrial vegetation contracts in the third quarter of 1997 as compared to the corresponding quarter of 1996 for the Georgia operations resulted in a higher percentage of fixed labor overheads to revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased by $566,163, or 66.5%, from $851,689 during the three months ended September 30, 1996 to $1,417,852 during the three months ended September 30, 1997. The increase in selling, general and administrative expenses was due mainly to the expansion of the Company's sales and marketing arm directed at penetrating the utility, governmental and wetland development markets, assimilation of the operations of the three businesses acquired in 1996, increased payroll and recruitment costs, business promotion expenses and increased corporate expenses associated with the sourcing of potential financing arrangements and acquisitions which included travel expenses, legal and professional fees. The operating expenses of the four new offices in Georgia, Arizona, Alabama and California accounted for approximately $275,000 of the increase in selling, general and administrative expenses. Payroll costs have increased substantially mainly due to the expansion of the sales and marketing team and the additions to the corporate management team of the Company which included the recruitment of a President for the Company's largest subsidiary, a chief compliance officer for training of technical staff and monitoring of compliance with environmental regulations and a management information systems manager.

As a percentage of revenues, such expenses have increased from 24.4% for the three months ended September 30, 1996 to 38.4% for the corresponding period in 1997. The increase was mainly attributable to the increased level of infrastructure spending as evidenced by the establishment of a specialized marketing team headed by a newly appointed President and the Company-wide upgrade of the management information systems. The specialized marketing team of the Company have been targeting their efforts at governmental agencies and utility and power companies which have the most substantial demand potential for the Company's services as a result of active deregulation and increased competition which results in the outsourcing of their in-house services. Due to the greater levels of competition and cost awareness, these utility companies and municipalities must seek the most efficient and cost-effective methods of delivering their core services. This investment in the marketing infrastructure of the Company, however, is not expected to yield immediate positive results as the average selling cycle ranges from 12-18 months for governmental contracts and 6-12 months for utility contracts.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $170,401 in the third quarter of 1996 to $235,873 in the third quarter of 1997. Such expense as a percentage of revenues increased from 4.9% for the quarter ended September 30, 1996 to 6.4% for the corresponding quarter in 1997. This increase reflected the additional depreciation of application equipment purchased during the three months ended September 30, 1997. In addition, amortization expenses have also increased due to the additional intangibles acquired from the ADI and ARC acquisitions.

INTEREST EXPENSE. Interest expense increased by $13,561 from $182,753 during the three months ended September 30, 1996 to $196,314 during the three months ended September 30, 1997 primarily as a result of increased bank borrowings.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1996
----

REVENUES. The Company's revenues increased by $1,457,943, or 16.7%, from $8,728,513 during the nine months ended September 30, 1996 to $10,186,456 during the nine months ended September 30, 1997. The increase in revenues was primarily attributable to an increase in both aquatic and industrial vegetation management contracts as a result of the acquisitions of Aquatic Dynamics, Inc. (the "ADI Acquisition") in December 1996 and Aquatic and Right of Way Control, Inc. (the "ARC Acquisition") in June 1996, the establishment of a branch office in Alabama and the intensive marketing efforts targeted at electric and power utilities and governmental agencies. This increase in revenues was partly offset by a reduction in revenues from wetland and non-recurring aquatic contracts resulting from one-time contracts secured in 1996. For the nine months ended September 30, 1997 and 1996, industrial vegetation management services accounted for approximately 22.0% and 18.4%, respectively, of the Company's total revenues.

COST OF SERVICES. Cost of services increased by $1,442,352, or 29.7%, from $4,855,112 during the nine months ended September 30, 1996 to $6,297,464 during the nine months ended September 30, 1997. The increase in cost of services was mainly attributable to increased chemical, labor, fuel, subcontracting and vehicle leasing costs as a result of the Company's expanding operations, of which $848,085 related to the cost of services for the Arizona operations. As a percentage of revenues, cost of services have increased from 55.6% for the nine months ended September 30, 1996 to 61.8% for the nine months ended September 30 ,1997. The reduced gross margin was mainly attributable to lower margins obtained for aquatic vegetation contracts in Arizona and industrial vegetation contracts in Alabama and higher chemical and subcontracting costs as a result of a higher mix of industrial vegetation management contracts for the nine months ended September 30 ,1997 as compared to the corresponding period of 1996. Gross margins from industrial vegetation management contracts are generally lower than the aquatic vegetation management contracts as they involve a higher usage of chemicals and in some cases, subcontractors have to be used when aerial chemical application using helicopters is required.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased by $1,824,692, or 77.5%, from $2,354,882 during the nine months ended September 30, 1996 to $4,179,574 during the nine months ended September 30, 1997. The increase in selling, general and administrative expenses was due mainly to the expanded sales force and business development costs, the assimilation of the operations of the three businesses acquired in 1996, increased payroll and recruitment costs, higher travel and increased corporate expenses associated with the sourcing of potential financing arrangements and private placements which included travel expenses, legal and professional fees. The operating expenses of the four new offices in Georgia, Arizona, Alabama and California accounted for approximately $802,000 of the total increase in selling, general and administrative expenses. Payroll costs have increased substantially mainly due to the expansion of the sales and marketing team and the additions to the corporate management team of the Company which included the recruitment of a President for the Company's largest subsidiary, a chief compliance officer for training of technical staff and monitoring of compliance with environmental regulations and a management information systems manager.

As a percentage of revenues, such expenses have increased from 27.0% for the nine months ended September 30, 1996 to 41.0% for the corresponding period in 1997. This was mainly attributable to the increased level of infrastructure spending as evidenced by the establishment of a specialized marketing team headed by a newly appointed President and the Company-wide upgrade of the management information systems. The specialized marketing team of the Company have been targeting their efforts at governmental agencies and utility and power companies which have the most substantial demand potential for the Company's services as a result of active deregulation and increased competition which results in the outsourcing of their in-house services. Due to the greater levels of competition and cost awareness, these utility companies and municipalities must seek the most efficient and cost-effective methods of delivering their core services. This investment in the marketing infrastructure of the Company, however, is not expected to yield immediate positive results as the average selling cycle ranges from 12-18 months for governmental contracts and 6-12 months for utility contracts.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $476,707 for the nine months ended September 30, 1996 to $696,912 for the corresponding period in 1997. Such expense as a percentage of revenues increased from 5.5% for the nine months ended September 30, 1996 to 6.8% for the nine months ended September 30, 1997. This increase reflected the additional depreciation of application equipment and computer equipment purchased during the nine months ended September 30, 1997. In addition, there was an increase in amortization relating to intangibles acquired from the ADI and ARC acquisitions.

INTEREST INCOME. Interest income decreased by $24,889 from $53,847 for the nine months ended September 30, 1996 to $28,958 for the corresponding period of 1997. The decrease in interest income was consistent with the lower average cash balances in 1997 as compared to 1996.

INTEREST EXPENSE. Interest expense increased by $80,543 from $513,656 during the nine months ended September 30, 1996 to $594,199 during the nine months ended September 30, 1997 primarily as a result of increased bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. Working capital (excluding net liabilities of discontinued operations), which consists principally of cash and accounts receivable , was $1,140,193 at December 31, 1996, compared to $1,621,076 at September 30, 1997.
The increase in working capital was mainly attributable to an increase in accounts receivable.

Of the Company's accounts receivable outstanding at December 31, 1996 and September 30, 1997, approximately $336,000 (31.6%) and $623,000 (38.8%) were due from five customers, respectively. The increase was primarily due to more industrial vegetation contracts undertaken during the third quarter of 1997 which are typically larger in value. At September 30, 1997, the Company's allowance for doubtful debts was $142,297 which the Company believes is currently adequate to cover anticipated losses. The average collection period for accounts receivable was approximately 35 days as of September 30, 1997 as compared to 32 days at December 31, 1996.

Inventories have increased from $339,114 as of December 31, 1996 to $677,208 as of September 30, 1997 primarily as a result of increase in the number of branch offices and bulk purchases of chemicals to take advantage of quantity discounts.

At September 30, 1997, the Company has loan agreements with Capital Bank which provide for borrowings under a revolving line of credit of up to an aggregate of $750,000 and a three-year term loan of $250,000 which is collaterized by a long-term receivable. Advances under the line of credit are based on a certain borrowing formula relating to eligible accounts receivable. Interest accrues at the rates of 1-1/4% above prime for the line of credit and 9.5% for the three-year term loan. Substantially all of the Company's assets are pledged to Capital Bank as collateral. As of September 30, 1997, $232,751 was outstanding under the three-year term loan and $550,000 was outstanding under the line of credit. Availability under the line of credit at September 30, 1997 amounted to $200,000.

On October 3, 1997, the Company entered into additional loan agreements with Capital Bank which provide for an increase in the borrowings under the revolving line of credit to $1,000,000, a three-year term loan of $200,000 for purchases of computer equipment with interest accruing at 9.75% and a $270,000 equipment financing line with two drawdowns and a four-year amortization term at an interest rate of 9.75%.

CAPITAL  COMMITMENTS.  As  of  September  30,  1997,  the  Company  has  capital commitments to purchase 25 specialized application equipment known as "Spra-Buggies" over the next 13 months at a purchase price of approximately $27,000 for each spra-buggy. The Company anticipates that these capital expenditures will be funded by a combination of bank borrowings and loans from equipment financing companies.

CASH FLOWS FROM OPERATING ACTIVITIES. For the nine months ended September 30, 1997, the Company's cash flows used in operations was $1,743,772 as compared to cash generated from operations of $1,041,031 for the nine months ended September 30, 1996. Of the net cash used in operating activities for the nine months ended September 30, 1997, $1,527,028 were used in continuing operations as compared to $482,745 for the nine months ended September 30, 1996. The increase in cash flows used in continuing operations was primarily attributable to the net loss incurred for the nine months ended September 30, 1997. If necessary, the Company will seek additional financing through private placements or otherwise to fund its operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES. For the nine months ended September 30, 1997, purchases of application and computer equipment amounted to $754,158. This was partly offset by some proceeds from the sale of marketable securities and equipment, resulting in net cash used in investing activities of $568,638. Net cash provided by investing activities for the nine months ended September 30, 1996 of $2,955,479 was derived mainly from the sale of marketable securities and certain assets of discontinued operations.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities for the nine months ended September 30, 1997 of $2,312,614 was derived primarily from the issuance of common stock resulting from equity private placements and the exercise of stock options by employees, directors and financial consultants. Proceeds from such issuances amounted to $1,865,942 for the nine months ended September 30, 1997. The Company also had additional borrowings of $756,090 during nine months ended September 30, 1997 which included the three-year term loan of $250,000 from Capital Bank and an equipment loan of $500,000 from a commercial equipment financing company. The Company repaid a total of $408,638 of its debts which included the instalment note of $200,000 relating to the ADI Acquisition.

DISCONTINUED OPERATIONS. Net liabilities of discontinued operations decreased from $350,076 as of December 31, 1996 to $133,332 as of September 30, 1997. This decrease was mainly due to the settlement of certain accounts payable and the utilization of the provision for phase-out losses relating to legal fees incurred for the collection of accounts receivable of the discontinued operations and amounts paid to an ex-employee under a settlement agreement entered into in 1996.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------
            Not applicable.

Item 2.     Changes in Securities
            ---------------------
            Not applicable.

Item 3.     Defaults Upon Senior Securities
            -------------------------------
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            The annual meeting of stockholders was held on August 1, 1997 and the matters voted on at the meeting consisted of the following:

           (a) The election of five nominees, namely, Andrew P. Chesler, Abraham
               S. Fischler, Fred S. Katz, Allen H. Stern and Jeffrey T. Katz to the Company's Board of Directors to hold office until the Company's 1998 Annual Meeting of Stockholders or until their successors are duly elected and qualified. The number of shares voted for and against each nominee, as well as the number of abstentions with respect to each nominee are set forth below:

               Nominee              Votes For     Votes Against   Votes Abstain
               -------              ---------     -------------   -------------
               Andrew P. Chesler    3,755,973         27,000             0
               Abraham S. Fischler  3,755,973         27,000             0
               Fred S. Katz         3,755,973         27,000             0
               Allen H. Stern       3,755,973         27,000             0
               Jeffrey T. Katz      3,755,973         27,000             0

           (b) To ratify the appointment of Coopers & Lybrand, L.L.P., independent certified public accountants, as the Company's auditors. 3,730,423 shares were voted in favor of their appointment, 27,050 shares were voted against and 25,500 shares abstained from voting on the matter.

Item 5.     Other Information
            -----------------
            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            (a) Exhibits:

       Exhibit  Description
       -------  -----------

        10.93 Loan Agreement, dated April 10, 1997, between the Company and Capital Bank

        10.94 Promissory Note in the principal amount of $750,000, dated April 10, 1997, between the Company and Capital Bank

        10.95 Promissory Note in the principal amount of $250,000, dated April 10, 1997, between the Company and Capital Bank

        10.96 Security Agreement, dated April 10, 1997, between the Company and Capital Bank

        10.97 Continuing Guaranty, dated April 10, 1997, between the Company and Capital Bank

        10.98 Subordination Agreement, dated April 18, 1997, between the Company and The Equitable Life Assurance Society of the United States in favor of Capital Bank re: Exhibits 10.94 and 10.95

        10.99   Consolidated   Promissory  Note  in  the  principal   amount  of
                $1,000,000, dated October 3, 1997, between the Company and Capital Bank

        10.100 Term Promissory Note in the principal amount of $200,000, dated October 3, 1997, between the Company and Capital Bank

        10.101 Guidance Equipment Line Promissory Note in the principal amount of $270,000, dated October 3, 1997, between the Company and Capital Bank

        10.102 Reaffirmation of Guaranty Agreement, dated October 3, 1997, between the Company and Capital Bank

        10.103  First  Amendment to  Subordination  Agreement,  dated October 6,
                1997, between the Company and The Equitable Life Assurance Society of the United States in favor of Capital Bank re:
                Exhibits 10.99, 10.100 and 10.101

        10.104 Subscription Agreement, dated as of October 27, 1997, between the Company and Alexander Enterprise Holdings Corp.

        27.1    Financial Data Schedule


        (b)     Reports on Form 8-K: None

                                   SIGNATURES
                                   ----------


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AQUAGENIX, INC.


Date: November 13, 1997                        By: /s/ Andrew P. Chesler
                                                   ----------------------
                                                   Andrew P. Chesler,
                                                   Chairman of the Board,
                                                   Chief Executive Officer,
                                                   President and Treasurer
                                                   (Principal Executive Officer)


Date: November 13, 1997                         By: /s/ Helen Chia
                                                    --------------
                                                   Helen Chia,
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)