Form 10KSB40
period 1997-12-31
AQUAGENIX INC/DE
filed 1998-04-15
CIK 923604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [x] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ________ to___________.


                         Commission file number 0-24490


                                 AQUAGENIX, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              DELAWARE                                      65-0419263
     -------------------------------                       ----------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

       6500 N.W. 15TH AVENUE
      FORT LAUDERDALE, FLORIDA                                  33309
     -------------------------------                       ----------------
    (Address of Principal Executive Offices)                 (Zip Code)

                                 (954) 975-7771
                      -------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

         State registrant's revenues for its most recent fiscal year:
$13,188,266

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 6, 1998, computed by reference to the closing sale price on that date: $22,973,724.


                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of March 6, 1998, was 5,312,575.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         None.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

            (A)        BACKGROUND

            Aquagenix, Inc., a Delaware corporation (the "Company"), through its wholly-owned subsidiary, provides aquatic and industrial vegetation management services to governmental and commercial customers in the States of Florida, Georgia, North and South Carolina, Arizona, Alabama, California and Tennessee. The Company offers a variety of aquatic and industrial vegetation management and maintenance services, consisting primarily of the control of aquatic weeds, algae and exotic plants, brush and noxious tree control, wetland planting and restoration, installation of fountains and aeration systems and the stocking of fish for game and plant and insect control.

            The Company was incorporated under the laws of the State of Delaware in May 1993 to acquire all of the issued and outstanding capital stock of Aquagenix Land-Water Technologies, Inc. ("ALWT"), formerly known as Environmental Waterway Management, Inc. and Florida Underground Petroleum Tank Contractors, Inc. ("FUPTC"). Prior to their acquisition by the Company, ALWT had been engaged in the aquatic management business, primarily aquatic weed, algae and plant control, since its formation in October 1990. In February 1995, the Company acquired Haas Environmental Services ("HES"). Both FUPTC and HES had been engaged in the environmental remediation business, primarily remediation of petroleum contaminated soil and ground water. The operations of FUPTC and HES have been discontinued since November 1995. Unless the context requires otherwise, the "Company" refers to Aquagenix, Inc. and its consolidated subsidiaries, ALWT, Aquagenix Land-Water Technologies of Arizona, Inc. ("ALWTA"), Aquatic and Right of Way Control, Inc. ("ARC"), Aquatic Dynamics, Inc. ("ADI"), Aquagenix Land-Water Technologies of Georgia, Inc. (formerly known as Good Shepherd, Inc. d/b/a Green Pastures, Inc., - "GPI"), FUPTC and HES.

            (B)        BUSINESS OVERVIEW

            The Company offers a variety of aquatic and industrial vegetation management services, consisting primarily of the control of aquatic weeds, algae and exotic plants, brush and noxious tree control, utility line and pole maintenance, wetland planting and restoration, installation of fountains and aeration systems and the stocking of fish for game and pest and plant control. The Company's services are intended to assist in flood control, maintain the health, beauty, quality and natural balance of life in aquatic and terrestrial environments, and in some instances, to maintain reasonable access to critical utility and other right of way areas. They are designed to suit individual customer requirements, many of whom maintain waterways and lands in compliance with federal, state and local environmental laws and regulations. Lakes, canals, ponds, rivers and wetlands have become increasingly popular forms of aesthetic and recreational components in cities, golf courses, country clubs, commercial and residential developments, apartment complexes and parks in and throughout the United States. Waterways provide facilities for recreational use, such as fishing and water sports, and are important for flood control, drainage, wildlife preservation and as a source of water for industrial and residential use. As a result of natural and other factors, including overgrowth of noxious weeds, algae and exotic plants, which deplete oxygen and restrict the flow of water, waterways and wetlands require ongoing management to preserve and maintain their functional use, biological health and aesthetic value.

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

            With annual revenues of approximately $13 million for 1997, the Company is currently one of the largest providers of aquatic and industrial management services in the United States.


            (C)        BUSINESS OF ISSUER

COMPANY SERVICES

            Aquatic Weed, Algae and Exotic Plant Control. The term "aquatic weed" encompasses a large, diverse group of plant types, consisting of four basic groups which pose a problem to waterways: floating aquatics, submersed aquatics, emergent and ditchbank weeds and grasses.

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

            The Company offers a variety of methods for vegetation control which range from spot chemical treatment and biological control through the use of beneficial fish species to mechanical harvesting, deep-water cutting and manual removal. The Company establishes treatment programs for lakes, canals, ponds, reservoirs, rivers, estuaries, marine areas and wetlands by assessing ambient water quality and vegetation and the specific needs of individual customers. The Company maintains a data base of computerized water analysis information and property management control and service records designed to provide customers with a comprehensive aquatic treatment plan. Company-trained and licensed applicators utilize approved, environmentally safe algicides and herbicides and special spraying equipment to disperse algicides and herbicides in water and on adjacent land to control the growth of aquatic weeds, algae and exotic plants. The Company typically uses small boats equipped with tanks to hold liquid formulations and spray arms for spraying from the water. Similarly equipped four-wheel drive all-terrain vehicles are utilized for spraying from the shoreline. Significant reduction in the growth of aquatic weeds, algae and exotic plants is usually achieved within three to four weeks. The customers for these services typically agree to annual contracts which provide for monthly service and payment.

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

            The Company also controls submersed aquatic weeds, algae and insects by introducing several species of fish which includes the Triploid Grass Carp, a genetically-engineered weed-eating fish which may consume as much as three times its body weight each day, and the Gambusia, or Mosquitofish, which may consume up to its weight in mosquito larvae and pupae each day. Additionally, the Company stocks different types of Tilapia in the Western United States for the control of toxic algae formations. The Company, when required, obtains necessary permits from state governmental authorities to use biological control methods on a project basis. The Company also offers a variety of species of fish for stocking lakes and ponds for recreational purposes, including Smallmouth Bass, Largemouth Bass, Bluegill, Black Crappie, Warmouth Perch and

Channel Catfish. The Company's personnel perform salinity, Ph and oxygen tests, conduct surveys of existing fish population and create aquatic sanctuaries for successful fish habitation. The Company obtains its requirements of fish from a number of suppliers.

            For the years ended December 31, 1997 and 1996, aquatic weed, algae and exotic plant control services accounted for approximately 73% and 77%, respectively, of the Company's total revenues.

            Industrial Vegetation Management. The Company provides professional right of way weed control along utility lines, pipelines, transmission lines, distribution lines, railroads, power substations, canals, ditches, bridges and other industrial sites for private and public sector customers.

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

            The means in which the Company provides industrial vegetation management services may vary according to customer specifications and/or prevailing circumstances surrounding the services employed. Distribution power lines are serviced by ground application techniques principally through the use of four-wheel drive trucks, one-ton spray trucks, track equipment and all-terrain vehicles (ATVs). Safety guard rails and transportation right of ways are serviced by highly specialized transport vehicles equipped with computer injection systems designed specifically for these functions. Transmission power lines are managed from the air by helicopters and aerial TVB spray equipment. Power substations and other industrial sites are serviced by specialized ground application equipment coupled with personnel using backpack sprayers.

            Industrial vegetation management services accounted for approximately 17% of the Company's total revenues for both the years ended December 31, 1997 and 1996.

            Wetland Planting and Restoration. The preservation and propagation of wetland areas has become recognized as an important part of maintaining the ecosystem. Aquatic and wetland plants are critical components of healthy ponds, lakes or waterways, inasmuch as these plants form a base for an important link between the beginnings of the food-chain and higher forms of plant and animal life. The Company believes that the quality of water is directly attributable to the balance of the water's and shoreline's vegetation.

            Working in conjunction with engineers, governmental agencies and environmental groups, the Company provides turnkey programs to develop, restore and maintain wetlands in compliance with environmental regulations. The Company provides long-term maintenance services and monitoring regimen required by regulatory agencies. Without a long-term maintenance program, a recently planted area is vulnerable to being taken over by exotic or noxious plant species, thereby displacing the desirable plants and resulting in costly remediation measures. The Company currently engages in wetland planting utilizing its personnel and equipment and, to the extent necessary, third-party equipment. For the years ended December 31, 1997 and 1996, wetland planting restoration services accounted for approximately 3% and 4%, respectively, of the Company's total revenues.

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

            Aeration Systems. The Company also offers aeration systems designed to permit waterways to digest organic sediments which deplete oxygen, trap gasses and result in general degradation of water quality. The Company's aeration systems are custom designed systems consisting of a pattern of porous stones which are laid on the bottom of a lake and a relatively silent air compressor mounted on the shore. When air is injected from the compressor through pipes to the stones, air rises through the water oxygenating and cleansing it. The Company's aeration systems are designed to minimize fish kills and foul odors and to facilitate lake management and the operations of wastewater and aquaculture industries. Revenues derived from fountain and aeration system installation, repair and maintenance services comprise 5% and 1% of total revenues for the years ended December 31, 1997 and 1996, respectively.

CUSTOMERS

            The Company provides aquatic and industrial vegetation management services to utilities, golf courses, country clubs, real estate owners and developers, homeowners and condominium associations, apartment complexes and various municipal, state and federal governmental authorities and taxing districts, many of which maintain waterways and lands in compliance with local environmental laws and regulations. The Company currently provides aquatic and industrial vegetation management services to approximately 94 customers in the public sector. Substantially all of the Company's contracts for aquatic and industrial vegetation management services are recurring in nature and, for the year ended December 31, 1997, comprised 65% of total revenues (1996: 73%) and totaled approximately 3,000 customers. The recurring annual contracts for aquatic vegetation management services provide for monthly payments and are automatically renewable. The contracts for industrial vegetation management services are usually renewable for a term of up to three years and provide for payments based on a cost per acre or mile of land under management.

            For the year ended December 31, 1997, 23% of the Company's revenues were derived from governmental customers as compared to 19% for 1996. Governmental customers which formerly provided aquatic or vegetation management services through government employees have accounted for a significant portion of the Company's revenues. It is anticipated that a substantial portion of the

Company's future revenues will be derived from governmental and quasi-governmental customers. Government contracts are subject to special risks, including delays in funding; lengthy review processes for awarding contracts; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in the government's policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses.

            Historically, the Company has been dependent on a limited number of contracts for a significant portion of its revenues. For the years ended December 31, 1997 and 1996, the Company's five largest customers accounted for approximately 11% and 19%, respectively, of the Company's total revenues. For the year ended December 31, 1997, the Company has further broadened its customer base and no one customer accounts for more than 3% of the Company's total revenues.

            There can be no assurance that the Company will obtain additional contracts for projects similar in scope to those previously obtained or retain existing customers or attract and retain new customers or that the Company will not remain largely dependent on non-recurring contracts with a limited customer base, which will constitute a significant portion of the Company's revenues.

INSURANCE AND BONDING

            The Company carries insurance coverage which the Company considers sufficient to meet applicable regulatory and customer requirements and to protect the Company's assets and operations. The Company's insurance coverage currently includes $2 million of comprehensive general liability insurance, up to $1 million of pollution liability insurance and $10 million of excess liability insurance. The Company attempts to operate in a professional and prudent manner and to reduce its liability risks through specific risk management efforts, including employee training. Nevertheless, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company and its financial condition. In addition, the inability to obtain insurance of the type and in the amounts required could impair the Company's ability to obtain new contracts, which are, in certain instances, conditioned upon the availability of adequate insurance coverage.

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

MARKETING

            To date, marketing has principally been conducted through the efforts of the Company's management and sales personnel. The Company uses various marketing methods, including direct mailings, in-person solicitation, print advertising and participation in trade shows and conventions, and periodically mails attractive, full-color sales brochures and advertises in trade journals. The Company's sales force consists of approximately eighteen people, who are responsible for securing potential customers in their respective geographic markets, receive salaries plus a percentage of gross profits derived from Company services. The Company also obtains customers through recommendations and referrals from existing customers and environmental engineers and consultants. The Company's executive officers devote significant time and effort to maintain continuing customer relationships. The Company has also engaged business development consultants to develop marketing strategies for utility and federal and state governmental service contracts and to monitor sales opportunities.

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

COMPETITION

            The aquatic and vegetation management service industry is highly competitive. The Company faces competition from several hundred companies throughout the Sunbelt States. In recent years, government authorities have implemented an extensive regulatory framework directed toward alleviating various environmental problems. The complex nature of government regulation has resulted in significantly increased sophistication and costs of aquatic and industrial vegetation management, handling and disposal methods, facilities and equipment. Consequently, the industry has become increasingly capital intensive and competitive.

            The Company believes that the principal competitive factors in the aquatic and industrial vegetation management industry are reputation, technical proficiency, managerial expertise, financial assurance capability (particularly as it relates to bonding), price and breadth of services offered, including documentation capabilities. With its internal growth and its recent acquisitions, the Company is currently the largest commercial provider of aquatic and vegetation management services in the United States. With its highly credible track record, substantial bonding and insurance capabilities, its investment in managerial expertise, equipment and computerized operations and the increased leverage with its chemical suppliers, management believes that the Company does have a competitive edge in the business. The Company utilizes highly specialized proprietary equipment for weed and algae control both in water and on land ('amphibian' in nature). This equipment results in high efficiency and accuracy in vegetation control. The Company has developed a customized software package which provides individual job budgets, branch work schedules, integrated customer service and sales activity tracking and collaborative communications. All these allow the Company to provide quality service, improve efficiency and costs control and provide competitive yet profitable bids.

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

SUPPLIERS AND SUBCONTRACTORS

            The Company is dependent on third-party suppliers and manufacturers for all of its requirements of algicides and herbicides, fish and aeration systems used in its vegetation management business. Although the Company purchases all of these supplies from numerous suppliers and believes that alternative sources of supply are available, failure by such suppliers and manufacturers to continue to supply the Company with products on commercially reasonable terms, or at all, in the absence of readily available alternate sources, would adversely affect the Company's ability to deliver products and provide services on a timely and competitive basis. The Company is dependent on the ability of its suppliers and manufacturers, among other things, to satisfy performance, quality and regulatory specifications and dedicate sufficient production capacity for supplies within scheduled delivery times. The Company does not maintain contracts with any of its suppliers or manufacturers and purchases supplies pursuant to purchase orders placed from time to time in the ordinary course of business. In addition, the Company currently leases certain specialized equipment, including mechanical harvesting or certain planting equipment and is dependent upon third-party subcontractors to provide necessary equipment, relevant expertise, transportation and other facilities on a project basis. In the event such subcontractors were to become unavailable to the Company at acceptable cost levels, or at all, the Company's business could be materially adversely affected.

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

OPERATIONS

            Headquartered in Fort Lauderdale, Florida, the operations of the Company are decentralized with twelve customer service offices, one in each of Fort Lauderdale, West Palm Beach, Orlando, Sarasota, Tampa, Jacksonville, Fort Myers (all in Florida), Myrtle Beach (South Carolina), Tempe (Arizona), Athens (Georgia), Alabaster (Alabama) and Martinez (California). Each customer service office is headed by a branch manager and supported by sales representatives. As a result of maintaining decentralized operations, the Company is able to reduce transit time and per diem expenses while providing better services to a larger customer base. The branch offices can also be utilized to integrate acquisitions within its geographic region of operations and are easily expandable to handle increased levels of business without a meaningful increase in administrative expenses. This was the case with the Jacksonville, Tampa and Fort Lauderdale operations acquired from Aquatic and Right of Way Control, Inc and AmerAquatic, Inc. (see below - "Recent Acquisitions"). Each office has the same basic set-up, systems and general operations which is a key aspect in the implementation of the Company's expansion strategy in that branch offices can be quickly established in multiple geographical areas in a proven company format. Offices are fully computerized with established customer service protocol. This enables the Company's services to be efficient, professional and responsive to the client base.

EXPANSION STRATEGY

            The Company believes that continuing initiatives of governmental authorities relating to environmental problems as well as the gradual privatization of in-house governmental and utility based aquatic and industrial vegetation management contracts have resulted in significant opportunities for its business, through internal growth and acquisitions. Management estimates that only 30% of the aquatic and vegetation management industry is served by commercial companies. The Company's expansion strategy is: (i) to acquire similar and complementary businesses and integrate their operations into the existing business so as to create economies of scale and provide a fully integrated, customized service package for its customers; (ii) to intensify marketing efforts through the Company's specialized marketing team in providing a comprehensive approach to integrated vegetation management, especially targeted at utilities and municipalities; (iii) open additional decentralized branch offices that allow the Company to expand its geographic markets while maintaining quality service and minimizing operating expenses; and (iv) to achieve critical mass and increase operating leverage and efficiency so that the Company can pursue larger contracts from the 70% of the industry that traditionally sources contracts in-house. The proceeds of the IPO and various private equity placements have enabled the Company to make significant investments in its personnel and information system infrastructure so as to accommodate its expansion strategy for the next three years. It has also enabled the Company to establish substantial bonding and insurance capabilities, thereby permitting the Company to bid on and secure larger contracts, especially government and utility work.

            The Company intends to aggressively apply its growth strategy in several stages in the following geographic markets which it perceives to have significant growth potential: (i) Georgia,

South Carolina and North Carolina; (ii) California, Arizona and Nevada; and
(iii) Texas, Louisiana and the remainder of the Southern United States.

            The GPI, ADI, ARC, AmerAquatic, and L&L Acquisitions (see below - "Recent Acquisitions") were consummated as part of the Company's goal of expanding its operations. Consistent with its strategy of growth, the Company will seek to expand its operations through further acquisitions including the proposed acquisition of Lewis Tree Service, Inc. (see below "Proposed Acquisition of Lewis"). The Company believes that the aquatic and industrial vegetation management industry is highly fragmented, consisting principally of small privately-owned companies with limited capital resources, bonding capabilities and documentation systems. The Company believes that with further additions to its existing infrastructure, including improvements to its information and documentation systems, coupled with increased bonding capabilities, this will enable the Company to out-bid its smaller competitors and position the Company to acquire smaller service providers in new geographic markets. However, there can be no assurance that the Company will be able to obtain the required financing to fund the costs of purchasing capital equipment and to build its infrastructure or to make the acquisitions to expand its operations or that the Company will be able to successfully integrate into its operations any acquired business.

RECENT ACQUISITIONS

            On December 31, 1996, the Company acquired 100% of the common stock of Good Shepherd, Inc. d/b/a Green Pastures, Inc. ("GPI Acquisition"), now known as Aquagenix Land-Water Technologies of Georgia, Inc., pursuant to a Stock Exchange Agreement, dated as of December 31, 1996, by and among the Company, GPI and Garry Seitz and Jan Seitz (the "Selling Shareholders"), the shareholders of GPI. The aggregate purchase price was $600,000 which was paid by the issuance of 96,000 shares of the Company's common stock to the Selling Shareholders. The assets acquired from GPI comprised mainly of high-tech roadside application equipment and recurring service contracts.

            GPI, a Georgia-based private company founded in 1988, is a provider of roadside vegetation management services throughout the state of Georgia using high-tech computer controlled application systems along roadsides with annual revenues of approximately $960,000. This acquisition was accounted for as a pooling of interests. The Company has continued operating the existing business of GPI under ALWT and is further developing the industrial vegetation and utility right of way management business previously conducted by GPI.

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

            In connection with the ADI Acquisition, the Company entered into a two-year employment agreement with a former shareholder of ADI who is participating in the management of the Company's western operations.

            ADI, an Arizona-based private company founded in 1974, was a full-service aquatic vegetation management firm whose experience and services span the gamut of surface water management needs, including residential, commercial, industrial and governmental projects, irrigation and effluent reuse water systems, lake and pond management and ongoing waterway maintenance. ADI was a leading provider of aquatic vegetation management services throughout Arizona and the southwestern United States with annual revenues of approximately $1,600,000. The ADI Acquisition has established the Company's market presence in the southwestern United States with ADI serving as the hub of operations in that region. The Company has continued operating the existing business of ADI under Aquagenix Land-Water Technologies of Arizona, Inc.

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

            With annual revenues of approximately $1,350,000, ARC was a leading provider of industrial vegetation and utility right of way management services in Florida, Georgia and Alabama. These services include the control of noxious weeds in the right of way areas adjacent to distribution and transmission power lines. The Company continued operating the existing business of ARC as part of ALWT and is further developing the industrial vegetation and utility right of way management business previously conducted by ARC.

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

PROPOSED ACQUISITION OF LEWIS TREE SERVICE, INC.

            On November 30, 1997, the Company entered into a stock purchase agreement ("Stock Purchase Agreement") with the owner of Lewis to acquire all of the issued and outstanding stock of Lewis Tree Service, Inc. ("Lewis"), a privately-owned business located in Rochester, New York (the "Lewis Acquisition"). The purchase price ("Purchase Price") for the stock will be $25,000,000 and issuance of shares of the common stock of the Company based on the applicable percentage ("Applicable Percentage") of Lewis' net income before depreciation, amortization, interest and income taxes ("EBITDA") for the twelve months ended October 31, 1998. EBITDA, as used herein, is neither a measurement pursuant to generally accepted accounting principles (GAAP) nor a measurement of operating results and is included for informative purposes only. The Applicable Percentage shall be as follows: (i) if EBITDA is less than $4,500,000, the Applicable Percentage shall be 25%, (ii) if EBITDA is at least $4,500,000 but less than $5,250,000, the Applicable Percentage shall be 40%, (iii) if EBITDA is at least $5,250,000 but less than $6,000,000, the Applicable Percentage shall be 50%, and
(iv) if EBITDA is at least $6,000,000, the Applicable Percentage shall be 60%. The proposed acquisition of Lewis is primarily subject to the Company obtaining the required financing for the Purchase Price and the necessary credit facilities to finance the working capital and current debt obligations of Lewis. In January 1998, the Company entered into an Amended Stock Purchase Agreement with the owner of Lewis which provides for an extension of the closing date to May 15, 1998 and the increase in the Purchase Price by $6,945 times the number of days that elapse from March 31, 1998 to the closing date. Under the terms of the Amended Escrow Agreement, the Company has since increased the deposit for the acquisition of Lewis in the escrow account from $670,000 at December 31, 1997 to $2,500,000 at February 4, 1998. If the acquisition of Lewis has not occurred by May 15, 1998, the escrow agent shall pay the $2,500,000 to the owner of Lewis and the Stock Purchase Agreement shall terminate, provided that certain conditions have been met including, but not limited to, the accuracy in all material aspects of all representations and warranties made in the Stock Purchase Agreement, no prohibition on the sale of the stock by the owner of Lewis to the Company and no material adverse change in the assets, business, financial condition or prospects of Lewis since the date of the Stock Purchase Agreement.

            Founded in 1938, Lewis, also known as Monroe Tree Service, is one of the oldest and largest tree trimming and vegetation management companies in the United States with approximately 1,000 employees. It provides vegetation management services to utilities and government entities in 18 states throughout the eastern United States. For the fiscal year ended October 25, 1997, Lewis generated total revenues of approximately $50 million and EBITDA of approximately $4.9 million. Lewis does not have separate sales personnel and all competitive bidding is carried out through its executive officers and division managers. The management of Lewis believes that its ability to increase revenues is limited only by its financial constraints in purchasing additional equipment. Substantially all of the revenues of Lewis (approximately 92%) are derived from utilities.

            The business combination of Aquagenix and Lewis is expected to further expand the Company's operations throughout the eastern United States. With the established customer base of Lewis and its reputation for quality service, combined with the Company's technology and infrastructure, this acquisition will expand the range of vegetation management services to include tree trimming capabilities and enable the combined company to provide integrated vegetation management solutions to the utility and governmental customers. Members of the executive management team of Lewis are expected to remain with the Company to ensure a seamless transition for its customers with the added benefits of expanded service capabilities and significantly broader insurance and bonding coverages. The Company anticipates that it will also enter into a consulting agreement with the owner of Lewis.

             The Company is evaluating various proposed private equity and debt financings to fund the acquisition of Lewis. There can be no assurance that financing can be obtained to finance the acquisition of Lewis on acceptable terms or that the Company can successfully integrate the operations of Lewis into its existing operations. The costs of additional financing, together with its inability to integrate the operations of Lewis into its existing business, would have a material adverse effect on the financial performance of the Company principally due to the significance of the capital investment.

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

            Congress also created the federal Safe Drinking Water Act ("SDWA") to ensure the quality and safety of drinking water supplies. To protect underground sources of drinking water from contamination, SDWA regulates underground injection wells used for waste disposal and establishes a permit program for such practices. The SDWA also establishes procedures for the development source aquifers for drinking water.

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

            The Company may also be subject to a variety of environment-related worker and community safety laws. The Occupational Safety and Health Act of 1970 ("OSHA") mandates general requirements for safe work places for all employees. In particular, OSHA calls for special procedures and measures for the handling of certain hazardous and toxic substances. In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. Moreover, under the Federal Emergency Planning and Right-to-Know Act of 1986, facilities handling specified extremely hazardous materials must notify local emergency planning committees of their activities and comply with the provisions of local emergency plans. Requirements under state law, in some circumstances, may mandate additional measures for facilities handling specified extremely dangerous materials.

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


EMPLOYEES

            As of February 4, 1998, the Company had approximately 145 employees other than executives, all of whom are full-time employees, which includes 20 administrative staff, 10 branch managers, 5 production supervisors, 18 sales personnel, 75 applicators and 17 laborers. The Company is not currently a party to any collective bargaining agreement. The Company believes that its employee relations are satisfactory.

DISCONTINUED OPERATIONS

            The Company's Board of Directors in November 1995 approved a plan to dispose of the environmental remediation business segment in view of the continued losses of the environmental remediation services division and operational problems associated with it. The Company's remediation services which were discontinued include remediation of petroleum contaminated soil and ground water and the removal, disposal and installation of underground petroleum storage tanks and fuel dispensing systems.

            On April 25, 1996, the Company sold substantially all of the assets and liabilities of HES to Heart Environmental Services, Inc. (the "Buyer"), a New Jersey corporation for a total consideration of $1,907,021. The total consideration comprises (i) $681,000 in cash, (ii) a three-year promissory note of $600,000 (the " Promissory Note") issued by the Buyer, bearing interest at 9% per annum and collaterized by the pledge of 499 shares of the Buyer's Common Stock pursuant to a Stock Pledge Agreement, (iii) the cancellation of total obligations due to H&H Investments Corporation, Mr. Eugene M. Haas and Mr. Robert E. Haas (collectively known as the "Haas Shareholders") which amounted to $626,021. The Company originally incurred these obligations in connection with the HES acquisition in February 1995. As a result of the HES sale, the Company has agreed not to pursue any claims against the Haas Shareholders in connection with the Haas acquisition in February 1995. All of the above items have been satisfied with the exception of (ii) pertaining to the Promissory Note. As of December 31, 1996, the Company determined that there may be a collectibility problem in relation to the Promissory Note and as a result, a full valuation allowance has been made.

            In relation to FUPTC, the Company has not been successful in finding a buyer for it and the net book values of the remaining assets of FUPTC have been written down to its net realizable values. As at December 31, 1996, FUPTC has fulfilled all of its remaining contractual obligations. All equipment has been sold on a piece-meal basis and the net liabilities of the discontinued environmental remediation entities currently consist mainly of accounts payable and amounts payable to Robert Radler, the former President of the Company, under a settlement agreement ("Settlement Agreement") entered into in 1996 with the Company. (See Part III, Item 10: Employment Agreements). The net liabilities of the discontinued operations decreased from $350,076 at December 31, 1996 to $176,448 at December 31, 1997. The decrease was mainly due to the settlement of outstanding accounts payable from collections of accounts receivable and the utilization of the provision for phase-out losses for legal fees relating to the collection of certain accounts receivable of the discontinued operations and payments made to Robert Radler pursuant to the Settlement Agreement.

ITEM 2.     DESCRIPTION OF PROPERTY

            The Company maintains corporate headquarters for its aquatic management and environmental remediation businesses, consisting of approximately 17,350 square feet, located in Fort Lauderdale, Florida, under a five-year four-month lease which commenced on January 1, 1994. The Company has the option to extend the term of the lease for an additional five years. The

Company's annual lease payments for the remaining year of the lease will be approximately $93,370. In addition to its lease payments, the Company is required to pay a proportionate share of the operating expenses, as defined in the lease to include, among other things, property taxes, hazard insurance and all public utility services aside from electric, incurred by the lessor in connection with its management and maintenance of the property subject to the lease. Under the terms of the lease, the Company's operating expenses may not increase by more than 5% each year.

            In addition to its corporate headquarters, the Company conducts its aquatic and industrial vegetation management business out of the following branch offices:

            The Company's office in West Palm Beach, Florida consists of approximately 4,608 square feet, under a one-year lease which commenced on November 1, 1997. Annual lease payment is approximately $42,000 which amount includes the cost of property taxes, hazard insurance, and public utility services.

            The Company rents an approximately 3,200 square foot office in Orlando, Florida under a two-year lease which commenced on July 1, 1997. The Company's annual lease payments for the two years of the lease are approximately $22,500 and $24,300.

            The Company's office in Sarasota, Florida consists of approximately 4,000 square feet. The Company leases this office under a one-year lease which commenced on January 1, 1997. The Company has the option to renew the lease for four additional one-year terms. The annual lease payment is $24,000.

            The Company rents an approximately 4,500 square foot office in Tampa, Florida under a five-year lease effective May 1, 1995. The Company has the option to extend the term of the lease for an additional two years. The Company's annual lease payment is approximately $24,000.

            The Company's office in Fort Myers, Florida is approximately 4,200 square foot in size and is under a two-year lease which commenced on December 1, 1995. The annual lease payment is approximately $25,000. The Company has the option to renew the lease for three additional one-year terms.

            The Company has a lease for approximately 2,625 square feet of space in Jacksonville, Florida, with a term of one year effective April 1, 1996. The Company has the option to renew the lease for three additional one-year terms. The lease has been extended for an additional year. The Company's annual lease payment is approximately $15,000.

            The Company's office in Myrtle Beach, South Carolina consists of approximately 2,000 square feet and is leased on a month to month basis for approximately $600 per month.

            The Company's office in Tempe, Arizona, is approximately 5,900 square feet in size and is under a three-year lease which commenced May 1, 1997. The monthly lease payment is $3,250 in addition to all expenses borne by triple net lease terms, including, but not limited to, real estate taxes. The Company has the option to renew the lease for one additional three-year term and then subsequently for four additional two-year terms.

            In connection with the GPI Acquisition, the Company entered into a month to month lease for approximately 2,800 square feet of space in Athens, Georgia at a monthly lease payment of $1,000.

            The Company rents an office in Alabaster, Alabama of approximately 5,000 square foot in size under a three-year lease which commenced on June 15, 1997. The annual lease payment is approximately $19,000 which includes the cost of property taxes, hazard insurance and utilities.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

            None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             The Company's Common Stock and Warrants are quoted on the NASDAQ National Market System under the symbols "AQUX" and "AQUXW", respectively. The following table sets forth, for the period since the first quarter ended March 31, 1996, the high and low closing sales prices for the Common Stock and the Warrants as reported by NASDAQ.




                                                           COMMON STOCK          WARRANTS
                                                          --------------        ----------
                                                          HIGH      LOW      HIGH       LOW
                                                         ------    -----    ------     -----

1996
First Quarter ........................................   6-7/8     3-1/4     2         11/16

Second Quarter .......................................   5-1/4     4-1/4     1-1/8     11/16

Third Quarter ........................................   5-13/16   4-1/2     1         1/2

Fourth Quarter .......................................   6-3/8     4-11/16   1-1/8     1/2

1997

First Quarter ........................................   8-1/8     4-7/8     2-1/2     15/16

Second Quarter .......................................   7-5/8     6         2-3/8     1-1/4

Third Quarter ........................................   7-1/2     6-3/8     1-29/32   1-3/8

Fourth Quarter .......................................   7-3/4     6-3/8     2-7/16    1-9/16




            As of March 6, 1998, there were 53 record holders of the Company's Common Stock. There were approximately 1,355 beneficial owners of the Company's Common Stock at March 6, 1998.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         During 1997, the Company concentrated on positioning itself to capture a meaningful share of the outsourcing market for vegetation management services, particularly utilities and government agencies, by making significant investments in personnel and information system infrastructure. Most utilities use in-house mechanical cutting programs to maintain their right-of-ways exclusively. As deregulation of the electric utility industry takes place, these electric utilities must seek the most efficient and cost-effective methods of delivering their core services in a competitive rate environment, thereby making outsourcing becomes an attractive option. The Company has taken steps to ensure that it is well positioned to take advantage of the deregulation trend in the electric utility industry and governmental sector. During 1997, the Company invested significantly in its personnel and information system infrastructure so as to accommodate its expansion strategy for the next three years. This included the recruitment of a President and Chief Executive Officer, Mr. John P. Hart, for the Company's main operating subsidiary and the formation of a specialized marketing team managed by Mr. Hart (the "Team"). The Team of the Company targets governmental agencies and utility and power companies which have more demand potential for the Company's vegetation management services as a result of the active deregulation and increased competition, leading to outsourcing of their in-house services. The Team is marketing an integrated vegetation management approach using mechanical, chemical and biological methods to these customers which should improve vegetation management results and reduce long-term maintenance costs. This investment in the marketing infrastructure of the Company is expected to yield positive results over the next 6-18 months as the average selling cycle ranges from 12-18 months for governmental contracts and 6-12 months for utility contracts.

         The Company's investment in personnel also included the employment of a chief compliance officer who made further improvements in the Company's in-house training program to more effectively address the training and safety needs of employees and to ensure continual compliance with environmental regulations. The Company has also recruited a management information system manager to assist in the upgrade of its information systems in terms of both hardware and systems software which included the establishment of a wide area network for more effective internal communication between the corporate and branch offices and more timely management information for job costing, quality control and task scheduling.

         During 1997, the Company continued its geographic expansion and opened two additional branch offices, bringing the total number of branch offices to twelve. In April 1997, the Company established a new branch office in Birmingham, Alabama. The expansion of its network of branches into Alabama should help further develop alliances with the utility companies in that area and increase the Company's ability to capitalize on the beginning of large-scale outsourcing of non-core utility services by utility companies throughout the United States. In September 1997, the Company opened its twelfth branch office in San Francisco, California managed by a new branch manager with over 20 years of experience in surface water management and ecosystem restoration. The addition of this member to the Company's management team represents the Company's first strategic move in the California market to take advantage of the significant business opportunities relating to surface water management and environmentally-sensitive land management issues currently faced by the entire western United States. During 1997, the Company also focused on assimilating the operations of the three businesses acquired in 1996 which resulted in two branch offices being opened in Arizona and Georgia in December 1996.

RESULTS OF OPERATIONS

Continuing Operations - Aquatic & Industrial Vegetation Management Business

Revenues

         Total service revenue increased by $1,720,436, or 15.0%, from $11,467,830 in 1996 to $13,188,266 in 1997. The increase in revenues was primarily attributable to an increase in revenues of approximately $1,390,000 from recurring and non-recurring aquatic vegetation management contracts resulting primarily from the acquisition of Aquatic Dynamics, Inc. in December 1996. The two new branch offices in Alabama and California contributed approximately $926,000 in revenues for 1997. The increase in revenues was partially offset by a reduction in revenues attributable to one-time contracts secured in 1996 and the cancellation of an industrial vegetation management contract in 1997.

Costs of Services and Gross Margins

         Costs of services increased by $1,961,598, or 30.26%, from $6,482,852 in 1996 to $8,444,450 in 1997. The increase in costs of services was mainly attributable to increased chemical, labor, materials and subcontracting costs as a result of the increased revenues and the establishment of three additional branch offices in Arizona, Alabama and California. The increase in subcontracting costs accounted for 29.0% of the overall increase in costs of services and they related primarily to contracts for Alabama and California and two non-recurring contracts in Florida which commenced work in 1997. As a percentage of revenues, cost of services have increased from 56.5% for 1996 to 64.0% for 1997. The reduced gross margin was due primarily to the lower margins obtained for vegetation management contracts in Arizona and Alabama and losses incurred for certain fixed price contracts in Florida and California.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by $2,295,540, or 67.6%, from $3,398,152 in 1996 to $5,693,692 in 1997. This increase was mainly attributable to increased staffing and staff-related expenditures which included employee benefits, relocation expenses and recruitment, increased executive compensation, increased sales and marketing activities, consulting fees for the upgrade and design of the Company's information systems and expenses incurred in conjunction with due diligence activities for proposed financing arrangements, private placements and acquisitions that management subsequently elected to forego. Due diligence costs included legal and professional fees and travel expenses. The selling, general and administrative expenses of the newly-established branch offices in Arizona, Alabama and California accounted for 32.5% of the overall increase for 1997.

         As a percentage of revenues, such expenses have increased from 29.6% in 1996 to 43.2% in 1997 due to the costs associated with the expanded personnel and systems infrastructure and increased sales and marketing activities. The Company is continuing to invest in its business development, marketing and proposal resources through the addition of six sales representatives in 1997 and the engagement of business development consultants for utility and federal and state governmental service contracts. The Company expects that absolute levels of selling, general and administrative expenses will continue to increase in 1998.

Depreciation and amortization

         Depreciation and amortization expenses increased from $721,144 in 1996 to $981,748 in 1997. As a percentage of revenues, depreciation and amortization expenses have increased from 6.3% in 1996 to 7.4% in 1997. This increase reflected the additional depreciation of application and computer equipment purchased during 1997 and a full year's amortization of intangibles resulting from the acquisitions made in 1996.

Interest Expense

         Interest expense increased by $118,255 from $683,049 in 1996 to $801,304 in 1997, primarily as a result of increased bank borrowing and equipment loans.

Income Taxes

         There was no income tax benefit for the year ended December 31, 1997 as a full valuation allowance has been provided against deferred tax assets arising mainly from the Company's net operating loss carryforward of approximately $10 million.

Seasonality

              The Company's cost of services for aquatic and industrial vegetation management services are higher during the spring and summer months when aquatic weeds, algae and exotic plants grow at a much faster rate than during the fall and winter months. As a result of such higher growth rates, the Company is required to use increased amounts of chemicals to control weeds, algae and exotic plants and to incur additional overtime for hourly employees. To date, the Company's results of operations have not been materially affected by seasonal trends. However, the Company believes that in the future, the higher costs during the summer months could adversely affect the Company's profit margins and results of operations during such periods and that the Company's results may reflect quarterly fluctuations resulting from the different climatic conditions of the locations of its customers.

Outlook

         On November 30, 1997, the Company entered into a stock purchase agreement ("Stock Purchase Agreement") with the owner of Lewis to acquire all of the issued and outstanding stock of Lewis Tree Service, Inc. ("Lewis"), a privately-owned business located in Rochester, New York (the "Lewis Acquisition"). The purchase price ("Purchase Price") for the stock will be $25,000,000 and issuance of shares of the common stock of the Company based on the applicable percentage ("Applicable Percentage") of Lewis' net income before depreciation, amortization, interest and income taxes ("EBITDA") for the twelve months ended October 31, 1998. EBITDA, as used herein, is neither a measurement pursuant to generally accepted accounting principles (GAAP) nor a measurement of operating results and is included for informative purposes only. The Applicable Percentage shall be as follows: (i) if EBITDA is less than $4,500,000, the Applicable Percentage shall be 25%, (ii) if EBITDA is at least $4,500,000 but less than $5,250,000, the Applicable Percentage shall be 40%, (iii) if EBITDA is at least $5,250,000 but less than $6,000,000, the Applicable Percentage shall be 50%, and (iv) if EBITDA is at least $6,000,000, the Applicable Percentage shall be 60%. The proposed acquisition of Lewis is primarily subject to the Company obtaining the required financing for the Purchase Price and the necessary credit facilities to finance the working capital and current debt obligations of Lewis. In January 1998, the Company entered into an Amended Stock Purchase Agreement with the owner of Lewis which provides for an extension of the closing date to May 15, 1998 and the increase in the Purchase Price by $6,945 times the number of days that elapse from March 31, 1998 to the closing date. The Company has since increased the deposit for the acquisition of Lewis in the escrow account from $670,000 at December 31, 1997 to $2,500,000 at February 4, 1998. If the
acquisition of Lewis has not occurred by May 15, 1998, the escrow agent shall pay the $2,500,000 to the owner of Lewis and the Stock Purchase Agreement shall terminate, provided that certain conditions have been met including, but not limited to, the accuracy in all material aspects of all representations and warranties made in the Stock Purchase Agreement, no prohibition on the sale of the stock by the owner of Lewis and no material adverse change in the assets, business, financial condition or prospects of Lewis since the date of the Stock Purchase Agreement.

         Founded in 1938, Lewis, also known as Monroe Tree Service, is one of the oldest and largest tree trimming and vegetation management companies in the United States with approximately 1,000 employees. It provides vegetation management services to utilities and government entities in 18 states throughout the eastern United States. For the fiscal year ended October 25, 1997, Lewis generated total revenues of approximately $50 million and EBITDA of approximately $4.9 million.

         The business combination of Aquagenix and Lewis is expected to further expand the Company's operations throughout the eastern United States. With the established customer base of Lewis and its reputation for quality service, combined with the Company's technology and infrastructure, the Company believes the Lewis Acquisition will expand the range of vegetation management services and enable the combined company to provide integrated vegetation management solutions to the utility and governmental customers. Members of the executive management team of Lewis are expected to remain with the Company to ensure a seamless transition for Lewis customers with the added benefits of expanded service capabilities and significantly broader insurance and bonding coverages.

          There can be no assurance that financing can be obtained to finance the acquisition of Lewis or any future acquisitions or that the Company can successfully integrate the operations of Lewis or any future acquisitions into its existing operations. The costs of additional financing, together with its inability to integrate future acquisitions into its existing business, would have a material adverse effect on the financial performance of the Company, especially when the capital investment is significant.

         Although the Company believes that there is significant demand for its vegetation management services, the industry is emerging with a relatively limited operating history. As such, demand and market acceptance for the Company's services are subject to a high level of uncertainty. In 1997, the Company sustained a net loss of $2,697,938 due mainly to significant investments in building middle and senior management in order to provide the appropriate infrastructure to accelerate and manage its internal growth and to integrate the acquisitions planned for under its growth strategy which includes the acquisition of Lewis. The Company's operating results for 1998 will be largely dependent on its sales and marketing team achieving greater penetration in existing markets and new markets and also on continued favorable regulatory environments. A significant portion of the Company's expenses is relatively fixed and the timing of its investment in the infrastructure of the Company is based largely on its forecast of future revenues. If the growth in revenues does not meet the Company's expectations in 1998, it may be unable to quickly adjust its expenses to levels in line with actual revenues and this could have a material adverse impact on the Company's business and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily from its IPO, borrowings and equity placements with private investors. Cash and cash equivalents have increased slightly from $785,731 at December 31, 1996 to $799,286 at December 31, 1997.

Working Capital

         Working capital was $1,613,672 at December 31, 1997 as compared to $685,117 at December 31, 1996. The increase in working capital was primarily attributable to the reclassification from long-term to short-term of an account receivable (the "Riverfront Receivable") of $1,269,431 for which payment is expected to be received within the next 12 months.

         The Riverfront Receivable related to a contract with Riverfront Associates ("Riverfront") for remediation and clean-up services for which a reimbursement application for work completed has been filed with the State of Florida Department of Environmental Protection ("DEP") under the Abandoned Tank Restoration Program. The contract was entered into in 1994 by Florida Underground Petroleum Tank Contractors, Inc. ("FUPTC"), a wholly-owned subsidiary of the Company whose operations have since been discontinued. During 1996, the Company reclassified this receivable from discontinued operations in partial settlement of funds extended to FUPTC for the repayment of loans and working capital requirements. In 1997, the DEP has determined that $1,097,777 of the total reimbursement application is allowable for reimbursement for which actual payment is expected within the next 12 months. The Company believes that it can successfully negotiate with Riverfront in relation to the payment of the shortfall as provided for in the contract.

         Accounts receivable decreased from $1,064,151 at December 31, 1996 to $842,741 at December 31, 1997 due to the improved collection period for the accounts receivable from 32 days at December 31, 1996 to 26 days at December 31, 1997. Of the Company's total accounts receivable at December 31, 1996 and 1997, approximately $336,000 (31.6%) and $311,000 (37.0%) were due from five customers, respectively. Delays in collection or uncollectibility of accounts receivable could have an adverse impact on the Company's liquidity and working capital position.

         Inventories increased from $339,114 at December 31, 1996 to $640,225 at December 31, 1997 primarily as a result of the increase in revenues and the number of branch offices.

         During 1997 pursuant to the Lewis Acquisition, the Company deposited $670,000 in escrow ("escrow deposit") pending the closing of the purchase of Lewis. In accordance with terms of the agreement for the Lewis Acquisition, the Company increased the escrow deposit to $2,500,000 on February 4, 1998. The entire escrow deposit will be paid to the owner of Lewis if the acquisition of Lewis has not occurred by May 15, 1998 and provided that certain conditions in the Stock Purchase Agreement have been met as discussed in the above "Outlook" section.

         The Company is evaluating various proposed private equity and debt financings to fund the acquisition of Lewis. There can be no assurance that financing can be obtained to finance the acquisition of Lewis on acceptable terms or that the Company can successfully integrate the operations of Lewis into its existing operations. The costs of additional financing, together with the Company's inability to integrate the operations of Lewis into its existing business, would have a material adverse affect on the financial performance of the Company principally due to the significance of the capital investment.

         At December 31,1997, the Company has loan agreements with Capital Bank (now known as Union Planters Bank) which provide for borrowings under a revolving line of credit of up to $1,000,000, a three-year term loan in the principal amount of $250,000, a three-year term loan of $200,000 for computer equipment and a $270,000 equipment financing line. At December 31, 1997, an aggregate of $961,344 was outstanding under the loan agreements with Capital Bank, of which $550,000 was outstanding under the line of credit, $222,455 was outstanding under the three-year term loan collaterized by the long-term receivable and $188,889 was outstanding under the computer equipment loan. Advances under the line of credit are based on certain borrowing formulas relating to eligible accounts receivable and inventories. Interest accrues at 1-1/4% above prime for the line of credit.

         In addition to the increased borrowings with Capital Bank, the Company has entered into capital lease agreements in 1997 totaling $584,304. Other current liabilities were higher at December 31, 1997 compared to the prior year primarily due to increased accrued expenses for payroll and purchases of application equipment.

         With respect to its 12.5% Senior Secured Note with Equitable in the principal amount of $5,000,000, the Company entered into amended agreements with Equitable on March 31, 1998 ("Amendment No. 4") and during the fourth quarter of 1997 ("Amendment No. 3"). Amendment No. 3, effective through March 30, 1998, provides a modification to certain financial covenants and specifies that a quarterly consent fee equal to 0.25% (or 1.0% per annum) of the principal balance of the Note is payable (quarterly in arrears) effective from the quarter ending January 1998 if the Company fails to comply with certain financial ratios set forth in the Note Purchase Agreement dated December 15, 1995 between the Company and Equitable. Amendment No. 4 further modifies the terms of the agreement with Equitable, including an extension of and modification to certain financial covenants included in Amendment No. 3. The consent fee pursuant to Amendment No. 4 maintains the consent fee for Amendment No. 3 through April 30, 1998 (or 0.25% of $5,000,000 for the three-month period then ended) and, subsequent thereto, is $5,000 each month (beginning May 1998) the Company fails to comply with certain financial ratios set forth in the Note Purchase Agreement dated December 15, 1995 between the Company and Equitable. The consent fee for Amendment No. 4 is payable monthly in arrears, as applicable.

Cash Flows from Operating Activities

         The Company used $2,034,809 in cash from operating activities for the year ended December 31, 1997 as compared to cash provided of $349,047 for the year ended December 31, 1996. The net loss incurred for the year ended December 31, 1997 was a major contributor to this change which was partially offset by an increase in accrued liabilities.

Cash Flows from Investing Activities

         The Company's investing activities used cash of $1,131,580 in 1997 primarily for capital expenditures. Net cash provided by investing activities in 1996 of $2,842,942 was derived mainly from the sale of marketable securities and certain assets of the discontinued operations.

Cash Flows from Financing Activities

         Net cash provided by financing activities for the year ended December 31, 1997 of $3,179,944 was derived primarily from the proceeds of the issuance of common stock resulting from private equity placements and the exercise of stock options by employees, directors and financial consultants. Proceeds from such issuances amounted to $2,650,991. The Company also had additional borrowings of $1,809,883 during 1997 which included term loans in the principal amount of $450,000 from Capital Bank and a capital lease of $500,000 from a commercial equipment financing company. The proceeds from the additional borrowings have been partially offset by payment of debts which amounted to $1,198,931 in 1997. In 1996, the net cash used in financing activities of $3,127,146 was mainly attributable to the settlement of debt obligations of the discontinued operations which amounted to $3,949,451.

         The Company does not have any material commitments for capital expenditures at December 31, 1997 except as relates to the design and implementation of an upgraded job costing system. Based on current plans, the Company anticipates that funds generated from operations, available borrowings and the payment of the Riverfront Receivable of approximately $1,200,000 together with the proceeds from the conversion of outstanding redeemable warrants from the initial public offering and certain pending private equity placements will be sufficient to meet the Company's cash requirements for at least the next 12 months. The Company is currently evaluating various proposed private equity and/or debt offerings with potential investors and increases in credit facilities with financial institutions in order to fund the operations and continued expansion of its vegetation management business in 1998 both through internal growth and acquisitions. To the extent that the

Company is unable to obtain such financing on satisfactory terms or financing available through the conversion of outstanding redeemable warrants from the initial public offering, the Company may be required to curtail its expansion activities.


NEW ACCOUNTING PRONOUNCEMENTS

         During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128. This pronouncement requires, among other things, the calculation and presentation of "basic" and "diluted" earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been used. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares. Common shares equivalents resulting from stock options and warrants to purchase common stock have not been included in the loss per common share computation for 1997 as their effect would be anti-dilutive, however, they were included in the computation for 1996 but they did not affect the computation.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This pronouncement becomes effective for fiscal years beginning after December 15, 1997. Under the current operating performance income concept, extraordinary and nonrecurring gains and losses are excluded from income. SFAS 130 will require entities to report "comprehensive income" which will be divided into two components, "net income" and "comprehensive income". Net income will include income from continuing operations, discontinued operations, extraordinary items and cumulative effects of changes in accounting principle. Other comprehensive income will include all other changes in the equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has not yet determined the impact, if any, that adoption of SFAS 130 will have on the Company's financial statements.


ITEM 7.      FINANCIAL STATEMENTS

         See "Index to Consolidated Financial Statements" for a description of the financial statements included in this Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

             The executive officers, directors and significant employees of the Company are as follows:


                NAME                       AGE                                 POSITION
-------------------------------------     ------    ------------------------------------------------
Andrew P. Chesler....................       31      Chairman of the Board, Chief Executive Officer,
                                                    President and Treasurer

John P. Hart.........................       51      Executive Vice President
Helen Chia(1)........................       34      Chief Financial Officer and Secretary
Abraham S. Fischler..................       70      Director
Fred S. Katz.........................       59      Director from November 1994 to November 1997
Allen H. Stern.......................       39      Director
Jeffrey T. Katz......................       30      Director
Garry Seitz..........................       52      Chief Compliance Officer of ALWT
Joseph J. Campolong..................       31      Vice President, Production of ALWT
Robert Craig Smith...................       33      Vice President, Sales of ALWT

----------------
(1) Effective March 6, 1998 Ms. Chia resigned from the Company due to relocation.


             Andrew P. Chesler has served as Chairman of the Board, Chief Executive Officer, President and Treasurer since February 1996. Mr. Chesler co-founded the Company and has been Executive Vice President of the Company since June 1993. Mr. Chesler also co-founded ALWT and has been President, Chief Operating Officer and a director since October 1990. From 1990 to present, Mr. Chesler has also served as the Company's Chief Information Officer.

             John P. Hart joined the Company in April 1997 as the President and Chief Executive Officer of ALWT. He was appointed as Executive Vice President of the Company in May 1997. Mr. Hart was previously the Senior Vice President and director of Metcalf & Eddy's southern region, an environmental engineering and consulting firm, where he led the firm through significant growth in Florida, Georgia and Texas. From 1983 to 1995, he served as an elected city and county official of various civic and political associations, including Chairman of the Board of County Commissioners, Broward County, Florida and Council Member and Mayor of City of North Lauderdale, Florida, where he directed and managed policy and budget operations for the regional governments in southern Florida.

            Helen Chia served as the Company's Chief Financial Officer from January 1996 through March 6, 1998. Ms. Chia was appointed as Secretary for the Company in February 1996. She joined the Company in April 1995 as Corporate Controller for the Company. From February 1992 to December 1994, she served as Corporate Controller for Milk Products Holdings (SEA) Pte Ltd, a Singapore-based company with annual sales of approximately $500 million, whose principal business is in the trading of dairy products through its eight subsidiaries and nine associates operating throughout Southeast Asia, South Africa and the Indian subcontinent. From January 1986 to December 1991, she was with the public accounting firm of KPMG Peat Marwick.

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

            Jeffrey T. Katz was appointed as director of the Company in March 1996. Mr. Katz is currently the President, Chief Executive Officer and founder of Blueberry Intermodal Inc., a chassis leasing company founded in 1995 which leases chassis for newly designed "large-spec" containers for international shipping and has operations in the Continental United States. In 1991, Mr. Katz was the co-founder of Porter Capital Management, a hedge fund based in Sausalito, California and continues currently as a limited partner. Between 1989 to 1991, Mr. Katz was in the securities industry on the Pacific Stock Options Exchange with Adler, Coleman & Co. and Casey Securities, Inc.

            Garry Seitz joined the Company in January 1997 as Chief Compliance Officer of ALWT. Dr. Seitz was the owner of Green Pastures, Inc., the Georgia-based vegetation management firm acquired by the Company in December 1996. Prior to forming Green Pastures in 1980, Dr. Seitz held a variety of research and agronomist positions with Chemlawn Corp. of Atlanta, a national landscape organization. He holds a Ph.D. in Agronomy from the University of Florida.

             Joseph J. Campolong, Vice President, Production, has been with the Company since June 1990 and has been instrumental in the expansion of the Company's production unit. His current responsibility is the management of all production activities in the Southeastern United States.

            Robert Craig Smith has been with the Company since 1990. Mr. Smith has been and is directly involved in the sales growth of the Company's aquatic and vegetation management operations throughout Florida and the South Eastern United States. Mr. Smith is currently responsible for developing new client business, maintaining existing customer relations and overseeing all sales representatives of the branch offices.

ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS

             The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

             The Company has four committees, an Audit Committee, a Compensation Committee, an Employee Stock Option Committee and a Directors Stock Option Committee. The members of the Audit Committee consist of Andrew P. Chesler, Abraham S. Fischler and Jeffrey T. Katz. The principal functions of the Audit Committee are to recommend the annual appointment of the Company's independent auditors, to consult and review with the Company's auditors concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting the Company's operating results and to review the Company's internal control procedures.

            The Compensation Committee, comprising Abraham S. Fischler, Alan H. Stern and Jeffrey T. Katz, reviews and recommends compensation and benefits for the executives of the Company. The Directors Stock Option Committee, which consists solely of Andrew P. Chesler, administers the Company's Directors Stock Option Plans.

             The Employee Stock Option Committee, which consists solely of outside directors ineligible to participate in the Company's discretionary employee stock programs, namely Alan H. Stern and Jeffrey T. Katz, has the function of administering the grant of stock options to employees, including officers and directors who are also employees of the Company, under the Company's Employee Stock Option Plan.

COMPENSATION OF DIRECTORS

             The Company pays directors who are not employees of the Company a fee of $250 per meeting of the Board, and reimburses all directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are not employees of the Company receive options under the Company's Amended and Restated Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides for the issuance of 250,000 shares thereunder and requires that all options granted be exercisable in two equal instalments each on the first and second anniversary dates following the date of the grants. Any options granted pursuant to the Directors Plan have a term of five years and have an option price equal to the fair market value of the Company's Common Stock on the date of grant.

             During 1996, under the Amended and Restated Directors Stock Option Plan, a total of 85,000 options to purchase 85,000 shares of the Company's Common Stock at an exercise price of $3.88 were granted to the four non-employee directors of the Company. There were no options granted to the directors in 1997.

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

             Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1997, except for Andrew Chesler who inadvertently filed a late Form 4 for the purchase of common stock in December 1997 and Abraham Fischler who inadvertently is late in filing a Form 4 for the purchase of common stock in March 1997.


ITEM 10.     EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

             The following compensation table sets forth, for the three fiscal years ended December 31, 1995, 1996 and 1997, the cash and certain other compensation paid by the Company to Andrew P. Chesler, the Company's Chief Executive Officer, John P. Hart, the Company's Executive Vice President (collectively, the "Named Executive Officers") and the Company's previous two executive officers whose compensation exceeded $100,000. No other executive officer had an annual salary and bonus in excess of $100,000 during such years.


                                                                               Long-Term
                                                                              Compensation
                                  Annual Compensation                            Awards
                             -------------------------------------------------------------
                                                                 Other Annual
                                         Salary         Bonus    Compensation  Option/SARS
Name and Principal Position   Year        ($)             ($)         ($)          (#)
------------------------------------------------------------------------------------------
Andrew P. Chesler
  Chairman of the Board       1995      $170,000          -           (1)          -
  Chief Executive Officer     1996      $176,000       $ 20,000       (1)        60,000(2)
  President and Treasurer                                                       100,000(3)
                                                                                 50,000(4)
                              1997      $174,080       $131,913       (1)       100,000(5)

John P. Hart
  Executive Vice President    1997      $103,846       $ 10,000       (1)       100,000(5)

Alan H. Chesler               1995      $170,000          -           (1)          -
  Former Chairman,            1996          -             -            -           -
  Secretary and Treasurer     1997          -             -            -           -

Robert Radler                 1995      $170,000          -           (1)          -
  Former President            1996          -             -            -           -
                              1997          -             -            -           -


----------------------

(1) Represents certain perquisites, the value of which did not exceed the lesser of $50,000 or ten percent of the Named Executive Officer's cash compensation.
(2) Represents options granted in 1996 under the Company's Employee Stock Option Plan at an exercise price of $3.88 per share, the closing market price of the Company's common stock on the date of the grant.
(3) Represents options granted in 1996 under the Company's Employee Stock Option Plan at an exercise price of $4.75 per share, the closing market price of the Company's common stock on the date of the grant.
(4) Represents options granted in 1996 under the Company's Employee Stock Option Plan at an exercise price of $5.00 per share, the closing market price of the Company's common stock on the date of the grant.
(5) Represents options granted in 1997 under the Company's Employee Stock Option Plan at an exercise price of $5.31 per share, the closing market price of the Company's common stock on the date of the grant.

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

OPTIONS GRANTS TABLE

         The following table sets forth information concerning the grant of stock options to the Named Executive Officers during the year ended December 31, 1997. No stock appreciation rights were granted.


               OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------------
                                                             % OF TOTAL OPTIONS
                                           NUMBER OF        GRANTED TO EMPLOYEES        EXERCISE
                                            OPTIONS          IN THE YEAR ENDED         PRICE PER        EXPIRATION
                NAME                       GRANTED(1)        DECEMBER 31, 1997          SHARE(2)           DATE
------------------------------------    ---------------   ------------------------    ------------    --------------

Andrew P. Chesler...................        100,000                 42.6                 $5.31           3/26/07
John P. Hart........................        100,000                 42.6                 $5.31           3/26/07

-------------------------

(1) Total number of options granted during the year ended December 31, 1997 was 234,500.

(2) Options granted in 1997 are pursuant to the Company's Employee Stock Option Plan. Options granted under the Employee Stock Option Plan have a term of ten years and vest over a five-year period at the rate of 20% each year. However, the Employee Stock Option Committee may in its sole discretion, accelerate the exercise of any employee options.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

            The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1997. During the year ended December 31, 1997, Andrew P. Chesler exercised 60,000 of his stock options at $3.88 per share. No stock appreciation rights were granted or are outstanding.




                                                  Number of Unexercised Options    Value of Unexercised In-the Money
                                                    Held at December 31, 1997         Options at December 31, 1997
                    Shares Acquired     Value     -----------------------------    ---------------------------------
     Name             on Exercise      Realized   Exercisable     Unexercisable    Exercisable         Unexercisable
------------------  ---------------    --------   -----------     -------------    -----------         -------------
Andrew P. Chesler...     60,000         $213,600     270,000             -            $652,800                 -
John P. Hart ......        -               -           -             100,000             -                $213,000


------------------------

(1) The closing sale price of the Common Stock on December 31, 1997 as reported by NASDAQ was $7.44 per share. Value is calculated by multiplying (a) the difference between $7.44 and the option exercise price by (b) the number of shares of Common Stock underlying the option.

LONG-TERM INCENTIVE AND PENSION PLANS

            The Company does not have any long-term incentive or pension plans


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth, as of March 6, 1998, the number of shares of Common Stock which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group:


                                                                        AMOUNT AND
                                                                        NATURE OF               PERCENTAGE OF
                      NAME AND ADDRESS OF                               BENEFICIAL           OUTSTANDING SHARES
                      BENEFICIAL OWNER(1)                              OWNERSHIP(2)               OWNED(2)
----------------------------------------------------------------   --------------------   -------------------------

DIRECTORS

Andrew P. Chesler...............................................       1,207,988(3)                22.7%
Jeffrey T. Katz.................................................         228,800(4)                 4.3
Abraham S. Fischler.............................................          32,500(5)                 0.6
Allen H. Stern..................................................           5,000(6)                 0.1

OTHER EXECUTIVE OFFICERS

John P. Hart....................................................         117,000(7)                 2.2
Helen Chia......................................................          10,000(8)                 0.2
All directors and executive officers
   as a group (six persons).....................................       1,601,288(3)-(8)            30.1



BENEFICIAL STOCKHOLDERS (5%)

Nicolas Berggruen...............................................         543,241(9)                10.2
The Equitable Life Assurance Society of
    the United States...........................................         351,197(10)                6.6
Dabney Resnick Imperial, L.L.C..................................         336,349(11)                6.3

-------------------------------------

(1) Unless otherwise indicated, the address of each beneficial owner is Aquagenix, Inc., 6500 N.W. 15th Avenue, Fort Lauderdale, Florida 33309.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.
(3) Includes 230,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Chesler under the Company's Employee Stock Option Plan.
(4) Represents (i) 183,800 shares of Common Stock, (ii) 45,000 shares issuable upon the exercise of Warrants of the Company.
(5)    Represents 32,500 shares of Common Stock.
(6) Represents 5,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Stern under the Company's Amended and Restated Directors Stock Option Plan. Does not include 5,000 shares of Common

       Stock issuable upon the exercise of stock options granted under the same Plan, which options are presently not exercisable.
(7)    Represents 117,000 shares of Common Stock held.
(8)    Represents 10,000 shares of Common Stock held.
(9) Represents 132,500 shares of Common Stock held by Alpha Atlas Holdings, LDC and 300,741 shares of Common Stock and 110,000 warrants held by Alexander Enterprise Holdings Corp., companies which are beneficially owned by Mr. Berggruen.
(10) Represents warrants to purchase an aggregate of 351,197 shares of the Company's Common Stock pursuant to an Amended and Restated Senior Secured Note and Warrant Purchase Agreement, dated as of December 15, 1995 in relation to the funding of the acquisition of AmerAquatic, Inc. in October 1995.
(11) Represents warrants to purchase an aggregate of 336,349 shares of the Company's Common Stock pursuant to certain warrant agreements in relation to the provision of financial consulting services.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

             The Board of Directors also approved the issuance of 100,000 stock options to First Taconic Capital as compensation for investment banking and staffing services rendered for the year ended December 31, 1996. Fred S. Katz, former director of the Company, is a partner of the firm. These options were exercised on May 2, 1997 at an exercise price of $5.00 per share. The compensation expense of $56,000 in relation to these warrants has been computed based on the fair value of these warrants on the date of the grant.

             On June 12, 1996, Mr. Jeffrey T. Katz, one of the directors of the Company, purchased 125,000 shares of common stock of the Company at $4.00 per share pursuant to the terms of a Subscription Agreement. The aggregate purchase price was $500,000, all of which was received in cash.

             Nicolas Berggruen is the Chief Executive Officer, President and sole shareholder and director of Alpha Investment Management, Inc. which is a registered investment adviser ("Alpha"). Alpha acts as an investment adviser to Alpha Atlas Holdings, LDC ("Alpha Atlas"). Mr. Berggruen also acts as an investment adviser to Alexander Enterprise Holding Corp. ("Alexander"). Of the 543,241 shares of common stock of the Company deemed beneficially held by Mr. Berggruen, 410,741 shares of common stock were purchased by Alexander and 132,500 shares of common stock were purchased by Alpha Atlas. Mr. Berggruen has sole voting and dispositive power with respect to 543,241 shares of common stock of the Company.

             The Company believes that all of the foregoing transactions were in its best interest. All future transactions by the Company with officers, directors, 5% stockholders and their affiliates will be entered into only if the Company believes that such transactions are reasonably expected to benefit the Company and the terms of such transactions are no less favorable to the Company than could be obtained from unaffiliated parties.

                                     PART IV

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(A)          EXHIBITS:

             (I)       GENERAL

EXHIBIT                DESCRIPTION

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

   10.1                Employee Stock Option Plan of the Company(1)(2)

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

   10.35 Stock Acquisition Agreement, dated June 2, 1993, between the Company and the shareholders of ALWT(1)

   10.38 Waterway restoration contract, dated July 13, 1992, between Greater Orlando Aviation Authority and ALWT(1)

   10.39 Waterway/wetlands maintenance contract, dated August 1992, between Northern Palm Beach County Water Control District and ALWT(1)

   10.53 Asset Purchase Agreement, dated as of November 23, 1994, by and between ALWT and Mitigation Services, Inc. (4)

   10.54 Senior Secured Note and Warrant Purchase Agreement dated as of October 31, 1995, between The Equitable Life Assurance Society of the United States (the "Purchaser") and the Company (7)

   10.60 Warrant Agreement dated as of October 31, 1995, between the Purchaser and the Company (7)

   10.63 Compliance Agreement, dated as of September 12, 1995, between the U.S. Environmental Protection Agency, ALWT, Alan H. Chesler and Andrew P. Chesler (7)

   10.64 Asset Purchase Agreement, dated as of October 19, 1995, among the Company, ALWT, AmerAquatic, Inc., Thomas Latta and C. Elroy Timmer (7)

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

   10.83 Subscription Agreement, dated June 27, 1996, between the Company and Tarragona Fund, Inc. (11)

   10.84 Subscription Agreement, dated June 27, 1996, between the Company and Alpha Atlas Fund, Ltd. (11)

   10.85 Agreement and Plan of Merger, dated as of December 7, 1996, by and among the Company, Aquagenix Governmental Services, Inc., ADI and Pat Church and Stephen Church, the shareholders of ADI (12)

   10.86 Stock Exchange Agreement, dated as of December 31, 1996, by and among the Company, GPI and Garry Seitz and Jan P. Seitz, the Selling Shareholders (13)

   10.87 Option Agreement, dated as of November 1, 1996, between the Company and Mr. Jon Kilik (14)

   10.88 Option Agreement, dated as of November 1, 1996, between the Company and Mr. Perry Trebatch (14)

   10.89 Option Agreement, dated as of November 1, 1996, between the Company and First Taconic CapitalCorporation (14)

   10.90 Option Agreement, dated as of November 1, 1996, between the Company and Pat Guadagno (14)

   10.91 Warrant Agreement, dated as of October 15, 1996, between the Company, Dabney Resnick, Inc. and Aquagenix Warrant Holdings II (14)

   10.93 Subscription Agreement, dated as of May 19, 1997, between the Company and Tarragona Fund, Inc. (15)

   10.94 Restated Option Agreement, dated as of April 1, 1997, between the Company and Pat Guadagno (16)

   10.95 Loan Agreement, dated April 10, 1997, between the Company and Capital Bank (17)

   10.96 Promissory Note in the principal amount of $750,000, dated April 10, 1997, between the Company and Capital Bank (17)

   10.97 Promissory Note in the principal amount of $250,000, dated April 10, 1997, between the Company and Capital Bank (17)

   10.98 Security Agreement, dated April 10, 1997, between the Company and Capital Bank (17)

   10.99 Continuing Guaranty, dated April 10, 1997, between the Company and Capital Bank (17)

   10.100 Subordination Agreement, dated April 18, 1997, between the Company and The Equitable Life Assurance Society of the United States in favor of Capital Bank re: Exhibits
                       10.96 and 10.97 (17)

   10.101 Consolidated Promissory Note in the principal amount of $1,000,000, dated October 3, 1997, between the Company and Capital Bank (17)

   10.102 Term Promissory Note in the principal amount of $200,000, dated October 3, 1997, between the Company and Capital Bank (17)

   10.103 Guidance Equipment Line Promissory Note in the principal amount of $270,000, dated October 3, 1997, between the Company and Capital Bank (17)

   10.104 Reaffirmation of Guaranty Agreement, dated October 3, 1997, between the Company and Capital Bank (17)

   10.105 First Amendment to Subordination Agreement, dated October 6, 1997, between the Company and The Equitable Life Assurance Society of the United States in favor of Capital Bank re: Exhibits 10.101, 10.102 and 10.103 (17)

   10.106 Subscription Agreement, dated as of October 27, 1997, between the Company and Alexander Enterprise Holdings Corp. (17)

   10.107 Stock Purchase Agreement, dated November 30, 1997, between the Company and Thomas Terry, Jr. (18)

   10.108 Amendment to Stock Purchase Agreement, dated January 29, 1998, between the Company and Thomas Terry, Jr. (19)

   10.109 Second Amendment to Senior Secured Note and Warrant Purchase Agreement between the Company and The Equitable Life Assurance Society of the United States, dated as of April 1, 1997 (20)

   10.110 Third Amendment to Senior Secured Note and Warrant Purchase Agreement between the Company and The Equitable Life Assurance Society of the United States, dated as of June 30, 1997 (20)

   10.111 Fourth Amendment to Senior Secured Note and Warrant Purchase Agreement between the Company and The Equitable Life Assurance Society of the United States, dated as of March 31, 1998 (20)

   16.1                Letter from Bernstein, Patchen, Gold & Wolfson, P.A.
                       regarding change in independent auditors (1)

   21.1                Subsidiaries of the Company (14)

   27.1                Financial Data Schedule (20)

--------------------

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

(6) Incorporated by reference to the exhibit as indicated which was filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995.
(7) Incorporated by reference to the exhibit as indicated which was filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.
(8) Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(9) Incorporated by reference to the exhibit of the same number filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.
(10) Incorporated by reference to the exhibit of the same number which was filed with the Company's Report on Form 8-K dated June 7, 1996.
(11) Incorporated by reference to the exhibit of the same number which was filed with the Company's Report on Form 8-K dated June 12, 1996.
(12) Incorporated by reference to exhibit 2 which was filed with the Company's Report on Form 8-K dated December 7, 1996.
(13) Incorporated by reference to exhibit 2 which was filed with the Company's Report on Form 8-K dated December 31, 1996.
(14) Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(15) Incorporated by reference to the exhibit of the same number which was filed with the Company's Report on Form 8-K dated May 20, 1997.
(16) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-3 on June 9, 1997.
(17) Incorporated by reference to the exhibit as indicated filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997
(18) Incorporated by reference to the exhibit as indicated which was filed with the Company's Report on Form 8-K dated November 30, 1997.
(19) Incorporated by reference to the exhibit as indicated which was filed with the Company's Report on Form 8-K dated January 29, 1998.
(20)     Filed herewith.

(B)      REPORTS ON FORM 8-K:

            During the last quarter of the 1997 fiscal year, the Company filed the following report on Form 8-K:

            (i) Current Report on Form 8-K dated November 30, 1997 which reported the Company's proposed acquisition of Lewis.

                                INDEX TO EXHIBITS




            EXHIBIT                         DESCRIPTION
            -------                         -----------
            10.109 Second Amendment to Senior Secured Note and Warrant Purchase Agreement between the
                           Company and The Equitable Life Assurance
                           Society of the United States, dated as of April 1,
                           1997

            10.110 Third Amendment to Senior Secured Note and Warrant Purchase Agreement between the Company and The Equitable Life Assurance Society of the United States, dated as of June 30, 1997

            10.111 Fourth Amendment to Senior Secured Note and Warrant Purchase Agreement between the Company and The Equitable Life Assurance Society of the United States, dated as of March 31, 1998

            27.1           Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AQUAGENIX, INC.



DATE:  April 14, 1998          By: /s/ Andrew P. Chesler
                                   -----------------------
                                   Andrew P. Chesler, Chairman of the
                                   Board, Chief Executive Officer,
                                   Chief Financial Officer, President
                                   and Treasurer



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


DATE:   April 14, 1998             /s/ Andrew P. Chesler
                                   -----------------------
                                   Andrew P. Chesler, Chairman of the Board,
                                   Chief Executive Officer, President and
                                   Treasurer (Principal Executive, Financial and
                                   Accounting Officer)


DATE:   April 14, 1998             /s/ Abraham S. Fischler
                                   -------------------------
                                   Abraham S. Fischler, Director


DATE:   April 14, 1998             /s/ Allen H. Stern
                                   --------------------
                                   Allen H. Stern, Director


DATE:   April 14, 1998             /s/ Jeffrey T. Katz
                                   ---------------------
                                   Jeffrey T. Katz, Director

                        AQUAGENIX, INC. AND SUBSIDIARIES



                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

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

REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and
Directors of Aquagenix, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Aquagenix, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aquagenix, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated result of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand L.L.P.
-----------------------------
    Coopers & Lybrand L.L.P.


Fort Lauderdale, Florida
February 25, 1998, except as to the
information in Note 19, for which the date is April 14, 1998

                                  AQUAGENIX, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                                                     December 31,      December 31,
                                                                       1997                1996
                                                                -----------------    ----------------
                      ASSETS

Current assets:
     Cash and cash equivalents                                  $        799,286     $       785,731
     Marketable securities                                                     0             158,492
     Accounts receivable, net of allowance for doubtful
       accounts of $182,809 and $88,541, respectively                    842,741           1,064,151
     Inventories                                                         640,225             339,114
     Receivable - remediation services                                 1,269,431                   0
     Prepaid expenses and other                                          560,082             490,740
                                                                -----------------    ----------------

          Total current assets                                         4,111,765           2,838,228

Restricted cash                                                          105,000             105,000
Deposit - acquisition                                                    670,000                   0
Receivable - remediation services, non-current                                 0           1,269,909
Property and equipment, net                                            3,006,877           2,450,154
Intangible assets, net                                                 4,876,815           4,946,027
Deferred financing costs, net                                            158,860             154,276
Other assets                                                             221,358             267,233
                                                                -----------------    ----------------

          Total assets                                          $     13,150,675     $    12,030,827
                                                                =================    ================

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings - acquisitions                       $              0     $       200,000
     Borrowings under credit agreement                                   550,000             404,415
     Current maturities of long-term debt                                393,164             166,168
     Accounts payable                                                    825,927             709,870
     Net liabilities of discontinued operations                          176,448             350,076
     Other current liabilities                                           552,554             322,582
                                                                -----------------    ----------------

          Total current liabilities                                    2,498,093           2,153,111

Long-term debt, net of current maturities                              5,850,018           5,326,769
                                                                -----------------    ----------------

          Total liabilities                                            8,348,111           7,479,880
                                                                -----------------    ----------------

Loss contingencies (Note 17)

Stockholders' equity:
     Preferred stock, par value $.01, 1,000,000 shares
           authorized, no shares issued and outstanding                        0                   0
     Common stock, par value $.01, 10,000,000 shares
           authorized, 4,724,617 and 4,163,391 shares issued
           and outstanding, respectively                                  47,246              41,634
     Additional paid-in capital                                       15,539,235          12,671,620
     Accumulated deficit                                             (10,636,268)         (7,938,330)
     Unearned compensation                                              (147,649)           (230,058)
     Unrealized gain on securities                                             0               6,081
                                                                -----------------    ----------------

          Total stockholders' equity                                   4,802,564           4,550,947
                                                                -----------------    ----------------

          Total liabilities and stockholders' equity            $     13,150,675     $    12,030,827
                                                                =================    ================

The accompanying notes are an integral part of the Consolidated Financial
Statements
                                       F-2

                        AQUAGENIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                 Year Ended
                                                                                                December 31,
                                                                                       1997                    1996
                                                                                       ----                    ----
Revenues - continuing operations                                            $       13,188,266       $       11,467,830
                                                                            ------------------       ------------------
Costs and expenses:
     Costs of services                                                               8,444,450                6,482,852
     Selling, general and administrative                                             5,695,327                3,398,152
     Depreciation and amortization                                                     981,748                  721,144
                                                                            ------------------       ------------------
          Total costs and expenses                                                  15,121,525               10,602,148
                                                                            ------------------       ------------------
           Operating (loss) income                                                  (1,933,259)                 865,682

Interest income                                                                         36,625                   61,065
Interest expense                                                                      (801,304)                (683,049)
                                                                            ------------------       ------------------
(Loss) income from continuing operations                                            (2,697,938)                 243,698

Discontinued operations:
     Change in allowance for estimated phase-out losses
                 from environmental remediation segment                                      0                 (758,332)
                                                                            -------------------     --------------------
Net loss                                                                    $       (2,697,938)      $         (514,634)
                                                                            ===================     ====================

Basic and diluted loss per weighted average common share:
      Continuing operations                                                 $            (0.61)      $             0.06
      Discontinued operations                                                             0.00                    (0.20)
                                                                            -------------------     --------------------
      Net loss                                                              $            (0.61)      $            (0.14)
                                                                            ===================     ====================


                                                                            ===================     ====================
Weighted average common shares outstanding                                           4,388,543                3,701,144
                                                                            ===================     ====================

The accompanying notes are an integral part of the Consolidated Financial
Statements

                                      F-3




                                                   AQUAGENIX, INC AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                                                                           Retained
                                                             Common Stock                Additional        Earnings
                                                       -------------------------           Paid-In      (Accumulated
                                                         Shares         Amount             Capital         Deficit)
                                                       -------------------------         ----------     -------------
Balances, January 1, 1996                             3,306,367       $   33,064        $ 8,438,035      $(7,332,385)

Issuance of common stock for cash                       437,500            4,375          1,745,625                0

Issuance of common stock for acquisitions               403,333            4,033          2,095,967                0

Common stock, stock options and warrants
   issued in connection with financial consulting
   services                                              16,191              162            391,993                0

Amortization of unearned compensation                         0                0                  0                0

Change in unrealized gain on securities                       0                0                  0                0

Dividends paid to "S" corporation                             0                0                  0          (91,311)

Net loss                                                      0                0                  0         (514,634)
                                                      ---------       ----------        -----------     -------------

Balances, December 31, 1996                           4,163,391           41,634         12,671,620       (7,938,330)

Exercise of employee and directors stock
   options                                              152,680            1,527            626,013                0

Issuance of common stock for cash                       403,546            4,035          2,205,402                0

Common stock issued in connection with
   professional services                                  5,000               50             36,200                0

Amortization of unearned compensation                         0                0                  0                0

Change in unrealized gain on securities                       0                0                  0                0

Net loss                                                      0                0                  0       (2,697,938)
                                                      ---------       ----------        -----------     -------------
Balances, December 31, 1997                           4,724,617       $   47,246        $15,539,235     $(10,636,268)
                                                      =========       ==========        ===========     =============







                                                                                Unrealized          Total
                                                              Unearned           Gain on         Stockholders'
                                                            Compensation        Securities          Equity
                                                            ------------        ----------       ------------
Balances, January 1, 1996                                   $         0         $   49,197        $ 1,187,911

Issuance of common stock for cash                                     0                  0          1,750,000

Issuance of common stock for acquisitions                             0                  0          2,100,000

Common stock, stock options and warrants
   issued in connection with financial consulting
   services                                                    (392,155)                 0                  0

Amortization of unearned compensation                           162,097                  0            162,097

Change in unrealized gain on securities                               0            (43,116)           (43,116)

Dividends paid to "S" corporation                                     0                  0            (91,311)

Net loss                                                              0                  0           (514,634)
                                                             -----------        -----------       ------------

Balances, December 31, 1996                                    (230,058)             6,081          4,550,947

Exercise of employee and directors stock
   options                                                            0                  0            627,540

Issuance of common stock for cash                                     0                  0          2,209,437

Common stock issued in connection with
   professional services                                              0                  0             36,250

Amortization of unearned compensation                            82,409                  0             82,409

Change in unrealized gain on securities                               0             (6,081)            (6,081)

Net loss                                                              0                  0         (2,697,938)
                                                             -----------        -----------       ------------
Balances, December 31, 1997                                  $ (147,649)        $        -         $ 4,802,564
                                                             ===========        ===========       ============




                        AQUAGENIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                         1997           1996
                                                                      ----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         (2,697,938)    (514,634)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
       Depreciation and amortization                                     981,748      721,144
       Loss (gain) on sale of property and equipment                      22,405       (3,933)
       (Gain) loss on sale of securities                                  (9,785)          55
       Provision for doubtful accounts                                   132,250      107,433
       Consulting fees                                                    36,250            0
       Discontinued operations                                          (173,628)    (115,386)
       Net change in operating assets and liabilities                   (326,111)     154,368
                                                                      -----------   ----------

          Net cash (used in) provided by operating activities         (2,034,809)     349,047
                                                                      -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of marketable securities                         162,196      651,685
     Restricted cash - compensating balance                                    0     (105,000)
     Proceeds from sale of property and equipment                        106,577      336,096
     Proceeds from sale of assets of discontinued operations                   0    2,916,663
     Cash paid for acquisitions, net of cash acquired                   (201,132)     (82,798)
     Purchase of property and equipment                               (1,199,221)    (873,704)
                                                                      -----------   ----------

          Net cash (used in) provided by  investing activities        (1,131,580)   2,842,942
                                                                      -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds under credit agreements                                    841,141            0
     Proceeds from other borrowings                                      968,742       41,453
     Payment of credit agreements                                       (695,556)    (147,902)
     Payment of notes payable and long-term debt                        (503,375)    (699,319)
     Payment of debt obligations of discontinued operations                    0   (3,949,451)
     Payment of financing costs                                          (81,999)     (30,616)
     Distribution to stockholder                                               0      (91,311)
     Issuance of common stock                                          2,650,991    1,750,000
                                                                      -----------   ----------

          Net cash provided by (used in) financing activities          3,179,944   (3,127,146)
                                                                      -----------   ----------

CASH AND CASH EQUIVALENTS:
Increase                                                                  13,555       64,843
Beginning balance                                                        785,731      720,888
                                                                      -----------   ----------

Ending balance                                                        $  799,286    $ 785,731
                                                                      ===========   ==========

Supplemental disclosures of cash flow information:
       Interest paid                                                  $  691,436    $ 575,487
                                                                      ===========   ==========
       Income taxes refunded                                          $        0    $ 605,951
                                                                      ===========   ==========

The accompanying notes are an integral part of the Consolidated Financial
Statements


                                      F-5


                        AQUAGENIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Organization and Nature of Business:

       Aquagenix, Inc. and subsidiaries (the "Company") provide a variety of aquatic and industrial vegetation management services to both governmental and commercial customers in Florida, Arizona, Alabama, Georgia, California, Tennessee, North Carolina and South Carolina. The Company's customers consist primarily of utilities, golf courses, country clubs, real estate owners and developers, homeowner/condominium associations, municipalities, state government and taxing districts. The majority of its customers have annual contracts which provide for monthly payments. In 1997 and 1996, revenues from governmental customers were approximately 23% and 19%, respectively. During 1997 and 1996, five customers with whom the Company has annual contracts represented approximately 11% and 19% of revenues, respectively.

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

       There are no marketable securities as of December 31, 1997. Marketable securities consist of corporate stocks, mutual funds, and mortgage-backed securities as of December 31, 1996.

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

       Restricted Cash

       The Company is required to maintain a $105,000 certificate of deposit as a compensating balance for a letter of credit in accordance with an equipment lease agreement.

       Property and Equipment

       Property and equipment is stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Depreciation is calculated using the straight-line method over the estimated useful lives of the property and equipment or over the lease term for leasehold improvements. Depreciation expense includes depreciation for assets under capital lease. The depreciable lives of asset categories are as follows: machinery and equipment, 7 and 10 years; vehicles, 5 years; office equipment, 5 and 7 years; and leasehold improvements, primarily 5 and 10 years. Upon sale or retirement, the cost of the property and equipment, and related accumulated depreciation, are eliminated from the accounts. Any resulting gains or losses are reflected in earnings for the period.

                        AQUAGENIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.     Summary of Significant Accounting Policies, Continued:

       Intangible Assets

       Intangible assets consist principally of contract rights and goodwill arising from business acquisitions. Contract rights, which represent the value associated with recurring service contracts, are amortized over 15 years. Goodwill, which represents the excess of the purchase price over the estimated fair value of net assets acquired, is amortized on a straight-line basis over a period of primarily 25 years. Other intangible assets include covenants not to compete, deferred acquisition and organization costs, which are being amortized on a straight line basis over their estimated useful lives, ranging from 7 to 25 years.

       The Company periodically reviews the carrying values of the intangible assets and impairments are recognized in operating results when the undiscounted value of expected future operating cash flows to be derived from such intangible assets is less than their carrying value. Based on its review, the Company does not believe that an impairment has occurred or that an adjustment to its estimated recovery periods is required at December 31, 1997.

       Deferred Financing Costs

       Deferred financing costs are amortized over the life of the related indebtedness using the straight-line method which approximates the effective interest method.

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

       Stock Options

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

       Recoverability of Long-Lived Assets

       Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at discount rates commensurate with the risk involved. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary. The effect of adopting this pronouncement on the consolidated financial statements of the Company was not material.

       Reclassification of Financial Statement Presentation

       Certain reclassifications have been made to the 1996 financial statements and related notes to conform with the 1997 presentation.

                        AQUAGENIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.     Summary of Significant Accounting Policies, Continued:

       New Accounting Standards

       During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128. This pronouncement requires, among other things, the calculation and presentation of "basic" and "diluted" earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. Common shares equivalents resulting from stock options and warrants to purchase common stock have not been included in the loss per common share computation for 1997 as their effect would be anti-dilutive, however, they were included in the computation for 1996, but they did not affect the computation.

       In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This pronouncement becomes effective for fiscal years beginning after December 15, 1997. Under the current operating performance income concept, extraordinary and nonrecurring gains and losses are excluded from income. SFAS 130 will require entities to report "comprehensive income" which will be divided into two components, "net income" and "other comprehensive income". Net income will include income from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principle. Other comprehensive income will include all other changes in the equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has not yet determined the impact, if any, that adoption of SFAS 130 will have on the Company's financial statements.

                        AQUAGENIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.     Acquisitions:

       On December 31, 1996, the Company acquired 100% of the common stock of Good Shepherd, Inc. d/b/a Green Pastures, Inc. ("GPI") in exchange for 96,000 shares of the Company's common stock with an aggregate value of $600,000. The merger was accounted for as a pooling of interests and accordingly, the accompanying financial statements have been restated to include the accounts of GPI for all periods prior to the merger. Separate results for the combining entities for the year ended December 31, 1996 are as follows:



         Revenues:
            Company                                     $     10,507,890
            GPI                                                  959,940
                                                        ----------------

                                                        $     11,467,830
                                                        ================

         Net loss:
            Company                                     $      (642,663)
            GPI                                                  128,029
                                                        ----------------

                                                        $      (514,634)
                                                        ================



       On December 7, 1996, the Company acquired 100% of the common stock of Aquatic Dynamics, Inc. ("ADI") for $1,000,000. The purchase price consisted of (i) 133,333 shares of the Company's common stock with an aggregate value of $750,000; (ii) $200,000 promissory note payable on January 15, 1997 bearing interest at 7%; and (iii) $50,000 in cash. The promissory note has since been fully paid. The Company has accounted for the transaction using the purchase method of accounting and accordingly, the operating results of ADI have been included in the consolidated results of operations since the date of acquisition. In connection with the transactions, the Company recorded intangible contracts rights and goodwill of approximately $450,000 and $166,000, respectively.

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

                        AQUAGENIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.      Receivable - Remediation Services:

       In August 1994, Florida Underground Petroleum Tank Contractors, Inc. ("FUPTC"), a wholly-owned subsidiary of the Company presently classified as a discontinued operation (see Note 16), entered into a contract with Riverfront Associates ("Riverfront") for remediation and clean-up services (the "Riverfront Project") relative to an abandoned petroleum storage tank system at Riverfront's property. The work was fully completed in 1996 and the Company had filed a reimbursement application with the State of Florida Department of Environmental Protection ("DEP") under the Abandoned Tank Restoration Program.

       The contract with Riverfront provides that if funds of DEP are insufficient to reimburse FUPTC for a period of twenty-four months after submittal of the reimbursement application to DEP, Riverfront shall be responsible for the payment of the outstanding balance in ten monthly installments, subject to certain conditions.

       During 1996, the Company reclassified this receivable from discontinued operations in partial settlement of funds extended to FUPTC for the repayment of loans and working capital requirements. During 1997, the DEP approved a reimbursement of approximately $1,100,000 of the reimbursement application for which payment is expected within the next 12 months. The difference between the total receivable and the approved reimbursement is expected to be collected from Riverfront.



5.     Property and Equipment:

       Property and equipment consist of the following:


                                                                      December 31,
                                                          ---------------------------------
                                                               1997               1996
                                                          ---------------   ---------------

      Condominium                                         $       126,802   $       126,802
      Machinery and equipment                                   1,643,559         1,934,489
      Machinery and equipment under capital lease               1,130,396           300,000
      Vehicles                                                    626,727           527,095
      Office equipment                                            914,535           542,327
      Leasehold improvements                                      228,780           206,443
                                                          ---------------   ---------------

                                                                4,670,799         3,637,156

      Accumulated depreciation and amortization               (1,663,922)       (1,187,002)
                                                          ---------------   ---------------

                                                          $     3,006,877   $     2,450,154
                                                          ===============   ===============


                        AQUAGENIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.     Intangible Assets:

       Intangible assets consist of the following:


                                                       December 31,
                                           ---------------------------------
                                                1997               1996
                                           ---------------   ---------------

      Goodwill                              $     3,404,379  $      3,338,697
      Covenants Not to compete                      180,000           339,000
      Deferred acquisition costs                    255,694           120,262
      Intangible contract rights                  1,526,000         1,526,000
      Organization costs                             26,724            26,724
                                            ----------------  ----------------

                                                  5,392,797         5,350,665

      Accumulated amortization                    (515,982)         (404,638)
                                            ----------------  ----------------

                                            $     4,876,815   $     4,946,027
                                            ================  ================



7.     Short-term Borrowings - Acquisitions:

       Short-term borrowings - acquisitions as of December 31, 1996, represent a note payable issued as part of the purchase price for the ADI acquisition which had an interest rate of 7% and matured January 15, 1997 (see Note 3
       - Acquisitions).



8.     Credit Agreement:

       The Company has credit agreements which provide for aggregate borrowings in 1997 and 1996 of up to $1,000,000 and $750,000, respectively. Interest is payable on the outstanding balance at the bank's prime rate plus 1.25% (9.75%) and 1.5% (9.75%) at December 31, 1997 and 1996, respectively. Any unpaid principal and accrued interest is due upon demand. This agreement is collateralized by substantially all of the Company's assets. The terms of the agreement contain certain covenants which, among other provisions, restrict the payment of dividends.

                        AQUAGENIX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.     Long-Term Debt:

       Long-term debt consists of the following:



                                                                                               December 31,
                                                                                    ---------------------------------
                                                                                         1997               1996
                                                                                    ---------------   ---------------

      Note payable - bearing interest at 1% above the prime rate, interest is payable monthly, the principal matures February 13, 2010, collateralized
      by a condominium.                                                               $  87,065       $    87,065

      Note payable in connection with the purchases of assets, bearing interest at 7%, requiring monthly payments of principal and interest through
      December 1, 1999                                                                   50,427            75,641

      $5,000,000, net of discount, 12.5% senior secured note due October 31,
      2003. Interest is payable quarterly. The note is collateralized by a
      second security interest in all of the Company's assets.                        4,887,324         4,868,008

      Vehicle and equipment notes to banks and financial institutions, bearing interest at rates ranging from 7.50% to 12.95%, principal payable in
      varying installments through 1998                                                  73,154           173,897

      Term notes bearing interest at 9.75% and 9.5%. Principal and interest payable monthly. Term notes mature April 10 and October 3, 2000.
      Collateralized by substantially all of the Company's assets.                      411,344                 0

      Equipment obligations under capital leases bearing interest ranging from
      10.8% to 12.1%, expiring December 1999 through May 2001.                          733,868           288,326
                                                                                    ------------      ------------
                                                                                      6,243,182         5,492,937
      Less current maturities                                                          (393,164)         (166,168)
                                                                                    ------------     -------------
      Total long-term debt                                                          $ 5,850,018      $  5,326,769
                                                                                    ============     =============


      Aggregate maturities of long-term debt are as follows:

             December 31
             -----------
                1998                                                                $   393,164
                1999                                                                    412,286
                2000                                                                    414,182
                2001                                                                  1,069,071
                2002                                                                  2,005,581
            Thereafter                                                                1,948,898
                                                                                    ------------
                                                                                    $ 6,243,182
                                                                                    ============


                                      F-14



                        AQUAGENIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.    Long-Term Debt, Continued:

      In December 1995, the Company issued 12.5% senior secured notes due October 31, 2003 with a principal of $5,000,000 and warrants to purchase an aggregate of 351,197 shares of the Company's common stock, subject to adjustment under certain circumstances, 'in order to fund the cash portion of the purchase price for the assets of AmerAquatic, Inc. The Company has allocated a portion of the proceeds from the 12.5% senior secured note between the note and the 351,197 warrants issued based on their relative fair value, at the time of issuance. The amount attributable to the warrants was $154,527 which has been reflected as additional paid-in capital. The original issue discount of $154,527 is being amortized over the term of the note. As of December 31, 1997 and 1996, the unamortized discount amounts to $112,676 and $131,992, respectively.

      The senior secured note and warrant purchase agreement (the "Senior Debt") contain various covenants which provide for, among other things, established levels of net worth, debt coverage, and capital expenditures (see note 19).

      The Company's 12.5% senior secured notes are subordinated to both the term notes (see Note 9) with a total of $411,344 outstanding as of December 31, 1997, and the credit agreement.

      Future minimum lease payments under capital lease obligations are as follows:

        December 31,
        -----------
           1998                                                  $     282,690
           1999                                                        282,690
           2000                                                        247,588
           2001                                                         66,000
                                                                 -------------
                                                                       878,968
      Less amounts representing interest                              (145,100)
                                                                 -------------
                                                                       733,868
      Capital lease obligations included on current maturities        (208,700)
                                                                 -------------
      Long-term capital lease obligations                        $     525,168
                                                                 =============

                        AQUAGENIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


10.   Lease and 0ther Commitments:

      The Company is obligated under noncancelable operating leases for various branch locations, vehicles and equipment. Total rent expense was approximately $786,933 and $473,600 for the years ended December 31, 1997 and 1996, respectively. As of December 31, 1997, future minimum annual lease payments under the operating leases were as follows:



           December 31
           -----------
             1998                                                $     704,333
             1999                                                      533,810
             2000                                                      343,068
             2001                                                       95,388
                                                                 -------------
                                                                 $   1,676,599
                                                                 =============

      In connection with the AmerAquatic, Inc. acquisition, the Company agreed to purchase a minimum of sixty specialized vehicles known as "Spra-Buggies", over a period of three years commencing on October 31, 1995 for an original purchase price of $25,000 each. During 1997, the Company amended the terms of the agreement. Under the amended terms, the Company purchased 35 Spra-Buggies for approximately $32,000 each. The Company has no remaining capital commitments to purchase Spra-Buggies at December 31, 1997.

11.   Employee Stock-Based Compensation:

      The Company has a Stock Option Plan (the "Stock Option Plan") and a Directors Stock Option Plan (the "Director's Plan") (collectively, the "Plans"). The Plans were amended in May 1996 to increase the number of shares available for issuance thereunder from 550,000 to 1,250,000 shares. The Plans are designed to serve as an incentive for retaining qualified and competent employees and directors.

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

      Options granted under the Stock Option Plan will be exercisable after the period or periods specified in the option agreement. The Committee may in its sole discretion accelerate the date on which any option may be exercised. Options granted under the Director's Plan are exercisable commencing one year after date of grant. Options granted under the Plans are not exercisable after the expiration of ten years from the date of grant and are nontransferable other than by will or by the laws of descent and distribution. The Plans also authorize the Company to make loans to optionees to enable them to exercise their options.

      The Company recognizes compensation expense for options granted under the Plans based on the difference between the quoted market price of the Company's stock at the date of grant and the amount the employee must pay to acquire the stock. No compensation cost has been recognized for employee stock options. Had compensation cost for the Plans been determined based on the fair value at the date of grant for awards under those Plans, consistent with the method prescribed by SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                     December 31
                                                ------------------------------
                                                  1997                  1996
                                                ------------      ------------

      Proforma net loss:
        As reported                            $ (2,697,938)     $  (514,634)
        Pro forma                                (3,380,593)      (1,206,057)

      Pro forma net loss per share:
        As reported                            $      (0.61)     $     (0.14)
        Pro forma                                     (0.77)           (0.33)

      The fair value of each option grant under the Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: no dividend yield for both years; expected volatility of the underlying stock of 35%; risk-free interest rates ranging from 5.43% to 6.41% covering the related option periods; and expected lives of the options of 8 to 10 years based on the related option periods.

                       AQUAGENIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



11.  Employee Stock-Based Compensation, Continued:

     A summary of the status of the Plans as of December 31, 1997 and 1996, and changes during the years then ended is presented below:

                                                     1997                          1996
                                            ------------------------    -------------------------
                                                           Weighted                     Weighted
                                                           Average                      Average
                                                           Exercise                     Exercise
                                            Shares          Price        Shares           Price
                                            ------        ----------     ------         ---------
 Outstanding at beginning of year             721,730    $   4.60          234,350     $  5.17
 Granted                                      233,250        5.51          655,000        4.18
 Exercised                                   (152,680)       4.11                0
 Cancelled                                    (33,900)       4.40         (167,620)       4.82
                                           ----------                   ----------
 Outstanding at end of year                   768,400        4.99          721,730        4.60
                                           ==========                   ==========

 Options exercisable at year-end              365,270                       53,820

 Weighted-average fair value of
   options granted during the year        $      3.27                 $       2.44



12.   Non-Employee Stock-Based Compensation:

      During 1997, the Company issued 5,000 shares of stock as consideration for consulting services. In addition, the Company also issued a total of 150,000 shares of common stock in 1997 to two financial consultants resulting from the exercise of stock options granted to them in 1996 and 1994. The Company received total cash proceeds of $806,250 from the exercise of these stock options.

      During 1996, the Company issued 16,191 shares of common stock, 100,000 options to purchase common stock, and 131,484 warrants to purchase common stock to various parties affiliated with certain Company directors, as consideration for financial consulting services. The stock options were immediately exercisable at an exercise price of $5 per option with a term of one year. These options were exercised in 1997 (see preceding paragraph). The warrants were also immediately exercisable at $4.88 - $6.50 per warrant with a term of 5 - 6 years. At December 31, 1997, the warrants were still outstanding.

                        AQUAGENIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



12.   Non-Employee Stock-Based Compensation, Continued:

      During 1996, the Company recognized unearned compensation for the common stock issued based upon the fair value of the Company's common stock and for the options and warrants based upon the fair value methodologies of SFAS 123, see Note 2. The fair value of each option or warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of the underlying stock 35%; risk-free interest rate of 6.2% covering the related option or warrant periods; and expected lives of the options or warrants of 5-6 years. Total unearned compensation amounted to $392,155, of which $82,409 and $162,097 were amortized during 1997 and 1996, respectively, and included in depreciation and amortization.

      As of December 31, 1997, a total of 737,546 warrants are outstanding at exercise prices ranging from $4.88 to $7.50 per share. Of this total, 386,349 warrants were issued to consultants and 351,197 warrants related to the Company's senior secured note which were valued at $154,527, see
      Note 9. These warrants have expiration dates ranging from December 2000 to December 2001.

      As of December 31, 1997, a total of 40,000 options are outstanding to consultants at a weighted average exercise price of $6.19 and have expiration dates ranging from May 2000 to October 2002.

13.   Stockholders'Equity:

      During 1997, the Company completed two private placements totaling 83,333 and 120,213 shares of common stock at prices of $6.00 and $5.82 per share for a total cash consideration of $1,200,000.

      During 1997, the Company issued 60,000 warrants to an investor for the purchase of common stock which were immediately exercisable at $8 per warrant with a term of two years.

      During 1996, the Company completed four equity private placements totaling 437,500 shares of common stock at a price of $4 per share for a total cash consideration of $1,750,000. Of the total, 125,000 were issued to a director of the Company.

      During November 1996, the Company also issued stock subscriptions, in the form of stock options, to issue 350,000 shares of common stock at $5 per share, the then fair market value of the Company's common stock. During 1997, 50,000 of these options were exercised and 100,000 expired. The remaining stock options expire on October 31, 1998.

                        AQUAGENIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



13.   Stockholders' Equity, Continued:

      In connection with its initial public offering in September 1994, the Company issued 1,250,000 redeemable warrants which entitle the registered holders to purchase one share of common stock at a price of $6.00, subject to adjustment in certain circumstances, until September 12, 1999. The warrants are redeemable by the Company, upon notice of not less than 30 days, at a price of $.10 per warrant, provided that the closing bid price of the common stock on all 20 trading days ending on the third day prior to the day the Company gives notice has been at least 130% ($7.80) of the then effective exercise price of, the warrants. All remained outstanding as of December 31, 1997.

      Also, in connection with the initial public offering, the Company issued 437,500 warrants immediately exercisable for the purchase of common stock to the underwriter at an exercise price ranging from $.17 to $8.25 per share. All remained outstanding as of December 31, 1997.

14.   Cash Flow Information:

      The net changes in operating assets and liabilities, net of effects of acquisitions, in the accompanying statements of cash flows are as follows:


                                                  Years Ended December 31
                                                ---------------------------
                                                  1997              1996
                                                ---------       -----------
      (Increase) decrease in:
        Accounts receivable                  $       89,160     $      45,851
         Income tax receivable                            0           618,003
         Inventories                               (301,111)           43,642
         Prepaid expenses and other              (1,775,973)         (161,393)
         Accounts receivable, non-current         1,269,909          (221,987)
         Other assets                                45,875          (167,885)

      Increase (decrease) in:
         Accounts payable                           116,057            17,620
         Other current liabilities                  229,972           (19,483)
                                            ---------------    --------------
                                             $     (326,111)    $     154,368
                                            ===============    ==============


      During 1996, the Company issued notes payable for $200,000, respectively, as payment of part of the purchase price for the acquisition of ADI (see
      Note 3).

      During 1997 and 1996, the Company recorded equipment under capital leases in the amount of $830,396 and $300,000, respectively.

                        AQUAGENIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



15.  Income Taxes:

     The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate for continuing operations:


                                                      1997             1996
                                                  ------------    -------------
Income tax benefit at Federal statutory rate      $ (1,033,040)   $    (180,122)
Change in valuation allowance                        1,056,038          111,933
Permanent and other differences, net                   (22,998)          68,189
                                                  ------------    -------------
Income tax benefit                                $          0    $           0
                                                  ============    =============




The components of the net deferred tax assets (liabilities) are as follows:

                                                       1997            1996
                                                  -------------   --------------

Deferred tax assets:
   Allowance for doubtful assets                  $      69,998    $     69,282
   Estimated loss from discontinued operations           38,000         121,873
   Net operating losses                               3,963,741       2,722,818
   Other, net                                            90,304         136,477
                                                  -------------   -------------
       Total deferred tax assets                      4,162,043       3,050,450
                                                  -------------   -------------
Deferred tax liabilities:
   Property and equipment                              (227,919)       (103,526)
   Customer contracts                                  (502,343)       (571,181)
                                                  -------------   -------------



        Total deferred tax liabilities                 (730,262)       (674,707)
                                                  -------------   -------------

Net deferred tax assets                               3,431,781       2,375,743

Valuation allowance                                  (3,431,781)     (2,375,743)
                                                  -------------   -------------

Net deferred tax liabilities                      $           0   $           0
                                                  =============   =============


      The Company has a net operating loss carryforward of approximately $10.3 million which expires from 2010 to 2013. The Company has determined, based on the Company's earnings, that it is more likely than not that deferred tax assets will not be realized and therefore, a full valuation allowance has been provided.

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

      Operating results of the discontinued operations include allocations of overhead and interest expense from the parent company. For 1996, overhead expense of approximately $770,000 was allocated based on specific identification of those costs incurred by the parent company on behalf of its remediation subsidiaries which are not expected to be incurred by continuing operations after the disposal of the remediation segment. For 1996, interest expense of approximately $60,000 was also allocated based on debt incurred to finance the discontinued operations and to acquire HES.



      The net liabilities of the discontinued operations as of December 31, 1997 and 1996, have been segregated in the accompanying consolidated balance sheets. The components of the net liabilities of discontinued operations are as follows:

                                                                        1997            1996
                                                                     ---------      -----------
 Assets:
   Cash                                                             $    5,538      $         0
   Accounts receivable, net of allowance for doubtful accounts           3,200          217,182
   Prepaid expenses and deposits                                             0            6,480
   Property and equipment, net                                               0           42,924
                                                                    ----------     ------------
 Total assets                                                            8,738          266,586
                                                                    ----------     ------------

 Liabilities:
   Notes and loans payable                                                   0           25,000
   Accounts payable                                                     85,944          226,402
   Accrued expenses                                                          0           46,970
   Provision for phase-out losses and discontinuation expenses          99,242          318,290
                                                                    ----------     ------------
 Total liabilities                                                     185,186          616,662
                                                                    ----------     ------------

 Net liabilities of discontinued operations                         $ (176,448)     $  (350,076)
                                                                    ==========     ============


                        AQUAGENIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



17.   Loss Contingencies:

     On November 30, 1997, the Company entered into a Stock Purchase Agreement with the owner of Lewis Tree Service, Inc. ("Lewis"), a New York Corporation, to acquire all of the issued and outstanding stock of Lewis. The purchase price will be $25,000,000 in cash and shares of the common stock of Aquagenix having a fair market value equal to a percentage of Lewis's earnings before interest, taxes, depreciation and amortization ("EBITA") for the twelve months ending October 31, 1998. Pursuant to the Stock Purchase Agreement, an escrow agreement was also entered into on November 30, 1997 to require the Company to place $670,000 in escrow pending the closing of the purchase of Lewis by January 31, 1998. As of January 29, 1998, the Company entered into Amended Stock Purchase and Escrow Agreements to extend the closing date to May 15, 1998 and to place an additional $1,830,000 in the escrow account. The Company increased the deposit to the escrow agent to $2,500,000 on February 4, 1998. The proposed acquisition of Lewis is primarily subject to the Company obtaining the required financing of the purchase price and the necessary credit facilities to finance the working capital and current debt obligations of Lewis. If the closing has not occurred by May 15, 1998, the deposit of $2,500,000 is to be remitted to the owner of Lewis and the Stock Purchase Agreement shall terminate, provided that certain conditions have been met including, but not limited to, the accuracy in an material aspects of all representations and warranties made in the Stock Purchase Agreement, no prohibition on the sale of the stock by the owner of Lewis to the Company and no material adverse changes in the assets, business, financial condition or prospects of Lewis since the date of the Stock Purchase Agreement.


      There can be no assurance that financing can be obtained to finance the acquisition of Lewis or any future acquisitions or that the company can successfully integrate the operations of Lewis or any future acquisitions into its existing operations. The costs of additional financing, together with its inability to integrate future acquisitions into its existing business, would have a material adverse effect on the financial performance of the company, especially when the capital investment is significant.

      The Company has certain other contingent liabilities resulting from litigation and claims incident to the ordinary course of business.
      Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

18.   Related Party Transactions:

      During December 1997, the Chief Executive Officer exercised 60,000 options for the purchase of common stock for $3.88 per share and a $232,800 receivable was recorded and classified under prepaid expenses and other at December 31, 1997. The Company received full payment for the receivable on February 2, 1998.

                        AQUAGENIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


19.   Subsequent Event:

The Company was in compliance with the covenants for the Senior Debt as of December 31, 1997 pursuant to an amendment thereto obtained during April 1997 modifying the terms relative to certain financial covenants through June 30, 1998. The covenants were further modified effective March 31, 1998 to waive all interest expense coverage requirements for the Senior Debt through March 31, 1999 and modify the minimum consolidated net worth requirement wherein such minimum consolidated net worth requirement is measurable only at December 31, 1998 and March 31, 1999, at a reduced level.