Form 10QSB
period 1997-03-31
AQUAGENIX INC/DE
filed 1998-05-15
CIK 923604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1997.


[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

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


                                 (954) 975-7771
                       ----------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of May 14, 1998 was 5,312,575.

Traditional Small Business Disclosure Format:  Yes         No [X]

                                 AQUAGENIX, INC.
                                   FORM 10-QSB
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                  PAGE
         ---------------------                                                  ----
Item 1:       Financial Statements
                Consolidated Balance Sheets as of March 31, 1998
                and December 31, 1997 (unaudited)                                 3

               Consolidated Statements of Operations for the three
                 months ended March 31, 1998 and March 31, 1997 (unaudited)       4

               Consolidated Statements of Cash Flows for the three
                 months ended March 31, 1998 and March 31, 1997 (unaudited)       5

               Notes to Consolidated Financial Statements                        6-7


Item 2:        Management's Discussion and Analysis or Plan of
                 Operation                                                      8-10


PART II. OTHER INFORMATION                                                        11
         -----------------


SIGNATURES                                                                        12

                         AQUAGENIX, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,                December 31,
                                                                         -----------               -----------
            Assets                                                          1998                       1997
                                                                         -----------               -----------
Current Assets:
     Cash                                                               $  1,123,855            $     799,286
     Accounts Receivable, net of allowance for doubtful
     accounts of $197,809 and $182,809 respectively                        1,067,410                  842,741
     Inventories                                                             729,053                  640,225
     Receivable - remediation services                                       239,135                1,269,431
     Prepaid expenses and other                                              390,628                  560,082
     Refundable deposit                                                    1,283,702                  670,000
                                                                     ---------------         ----------------
                                                                           4,833,783                4,781,765

Property and equipment, net                                                2,949,292                3,006,877
Intangibles, net                                                           4,676,856                4,876,815
Deferred financing costs, net                                                150,541                  158,860
Other assets                                                                 305,903                  326,358
                                                                     ---------------         ----------------
            Total Assets                                              $   12,916,375            $  13,150,675
                                                                     ===============         ================
     Liabilities and Stockholders' Equity

Current Liabilities:
    Borrowings under credit agreement                                    $   640,000            $     550,000
    Current maturities of long-term debt                                     462,350                  393,164
     Accounts payable                                                      1,161,004                  825,927
     Net liabilities of discontinued operations                              121,536                  176,448
     Other current liabilities                                               707,485                  552,554
                                                                     ---------------         ----------------
            Total Current Liabilities                                      3,092,375                2,498,093

Long-term debt, net of current maturities                                  5,964,449                5,850,018
                                                                     ---------------         ----------------
                                                                           9,056,824                8,348,111
                                                                     ---------------         ----------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, par value $.01, 1,000,000 shares
      authorized, no shares issued and outstanding                                 -                        -
    Common stock, par value $.01, 10,000,000 shares
       authorized, 5,312,575 and 4,724,617 shares issued
        and outstanding, respectively                                         53,126                   47,246
Additional paid-in capital                                                19,566,793               15,539,235
Accumulated deficit                                                      (15,633,321)             (10,636,268)
Unearned Compensation                                                       (127,047)                (147,649)
                                                                     ---------------         ----------------
            Total stockholders' equity                                     3,859,551                4,802,564
                                                                     ---------------         ----------------
            Total liabilities and stockholders' equity               $    12,916,375             $ 13,150,675
                                                                     ===============         ================



The accompany notes are an integral part of the Consolidated Financial
Statements.

                         AQUAGENIX, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Three Month Ended
                                                                                              March 31,
                                                                             ---------------------------------------
                                                                                    1998                     1997
                                                                             -------------             -------------

Revenues                                                                      $   3,014,728          $     2,893,519
                                                                             --------------         ----------------
Costs and expenses:
    Costs of services                                                             1,937,013                1,619,746
    Selling, general and administrative                                           2,320,520                1,246,788
    Termination of consultant relationship                                          932,000                        -
    Depreciation and amortization                                                   255,014                  226,542
                                                                             --------------         ----------------
             Total costs and expenses                                             5,444,547                3,093,076

             Operating (loss) income                                             (2,429,819)                (199,557)

Loss on termination of business acquisition                                       2,346,191                        -
Interest expense                                                                    221,043                  198,181
                                                                             --------------         ----------------
(Loss) before income tax benefit                                                 (4,997,053)                (397,738)
Income tax benefit                                                                        -                        -
                                                                             --------------          ---------------

Net Loss                                                                      $  (4,997,053)         $      (397,738)
                                                                             ==============          ===============
(Loss) per weighted average common share

   Basic loss per share                                                       $       (0.98)         $         (0.09)
                                                                             ==============          ===============

Weighted average common shares outstanding                                        5,125,456                4,187,408
                                                                             ==============          ===============

The accompanying notes are an integral part of the Consolidated Financial Statements.

                         AQUAGENIX, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Month Ended
                                                                                              March 31,
                                                                                -------------------------------
                                                                                    1998               1997
                                                                                ----------          -----------
Cash flows from operating activities:                                          $  (4,997,053)       $  (397,738)
    Net (loss):
    Adjustments to reconcile net (loss) to net cash
       used in operating activities:
    Compensation expense for options granted and restructured                      2,265,462                  -
    Provision for forfeited acquisition deposits                                   1,216,298                  -
    Depreciation and amortization                                                    255,014            226,542
    Loss on sale of property and equipment                                                 -             51,758
    Provision for doubtful accounts                                                   70,000             24,485
    Discounted operations                                                                  -           (121,801)
    Receivable collection, remediation services                                      975,296                  -
    Net change in operating assets and liabilities                                   430,335           (264,398)
                                                                            ----------------       ------------
             Net cash provided by (used in) operating activities                     215,352           (481,152)
                                                                            ----------------       ------------

Cash flows from investing activities:
    Acquisition escrow fund deposits                                              (1,830,000)                 -
    Proceeds from sale of marketable securities                                            -            162,196
    Purchase of property and equipment                                               (97,546)          (216,551)
    Other, net                                                                             -              4,336
                                                                            ----------------       ------------
             Net cash (used in) operating activities                              (1,927,546)           (50,019)
                                                                            ----------------       ------------

Cash flows from financing activities:
     Proceeds under credit agreements                                                540,000            173,746
     Payment of credit agreements                                                   (450,000)                 -
     Proceeds from other borrowings                                                  270,000                  -
     Payment of notes payable and long-term debt                                     (91,213)          (240,365)
     Issuance of common stock                                                      1,767,976            314,588
                                                                            ----------------       ------------
             Net cash provided by financing activities                             2,036,763            247,969
                                                                            ----------------       ------------

Cash and cash equivalents
     Increase (decrease)                                                             324,569           (283,202)
     Beginning balance                                                               799,286            890,731
                                                                            ----------------       ------------
                                                                            $      1,123,855        $   607,529
                                                                            ================       ============

Supplemental disclosures of cash flow information:
    Interest Paid                                                           $        220,351        $    99,444
                                                                            ================       ============
    Income taxes refunded                                                   $              -        $         -
                                                                            ================       ============

The accompanying notes are an integral part of the Consolidated Financial Statements.
                                      -5-

                         AQUAGENIX, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation
         ---------------------
         The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the audited annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual Report on Form 10-KSB for the year ended December 31, 1997 of Aquagenix, Inc. ("the Company"), as filed with the Securities and Exchange Commission. The December 31, 1997 financial statements were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. Certain amounts from 1997 financial statements have been reclassified to conform to 1998 presentation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.       Subsequent Event
         ----------------
         On November 30, 1997, the Company entered into a Stock Purchase Agreement with the owner of Lewis Tree Service, Inc. ("Lewis") a New York Corporation to acquire all of the issued and outstanding stock of Lewis. Pursuant to the Stock Purchase Agreement, an Escrow Agreement was also entered into on November 30, 1997 to require the Company to place $670,000 in escrow pending the closing of the purchase of Lewis by January 31, 1998. As of January 29, 1998, the Company entered into an Amended Stock Purchase and Escrow Agreements to extend the closing date to May 15, 1998 and to place an additional $1,830,000 in the escrow account. The Company increased the deposit to the escrow account to $2,500,000 on February 4, 1998. On April 17, 1998, the Company entered into a Termination Agreement with the owner of Lewis. The Termination Agreement provided for (i) the termination of the original and amended Stock Purchase Agreement, (ii) the termination of the original and amended Escrow Agreement and (iii) the distribution of $1,250,000 of the funds held in escrow to the Lewis owner with the balance, including interest earned, distributed to the Company.

         In order to raise the deposit required by the Amended Stock Purchase and Escrow Agreement, the Company restructured stock options previously granted to certain officers, directors, employees and former employees of the Company. Such restructuring involved the resetting of option exercise prices to amounts below the current market at that time and the acceleration of the date on which certain options could be exercised. Accordingly, the Company recognized compensation expense for options restructured based on the difference between the quoted market price of the Company's stock at the date of grant and the amount the grantees paid to acquire the stock. In connection with the Lewis transaction the Company recognized $752,225 of compensation expense.

         The following summary presents the nature of the loss recognized pursuant to the Lewis termination agreement:


                  Provision for forfeited acquisition escrow deposits           $ 1,216,298
                  Compensation expense related to the
                           restructuring of stock options                           752,225
                  Professional and consulting fees                                  377,668
                                                                              -------------
                                                                                $ 2,346,191
                                                                              =============


3.       Termination of Consultant Relationship
         --------------------------------------

         At December 31, 1997, an independent consultant held options to purchase 200,000 common shares at $5.00 per share, the market price on date of issuance, which were granted in connection with a proposed financing. In satisfaction of the agreement with the consultant (inclusive with the grant of stock options), on January 19, 1998 the Company issued 100,000 shares of common stock. Subsequent to March 31, 1998, the Company disbursed $151,000 to the consultant.

4.       Loss Per Share
         --------------
         Basic loss per common share was computed by dividing net loss by the weighted average number of shares outstanding. Common share equivalents resulting from options and warrants have not been included for the loss per share computation for the three months ended March 31, 1998 and 1997 since their effect would be anti-dilutive.

5.       Issuance of Common Stock
         ------------------------
         In January and February of 1998, the Company issued 346,500 shares of common stock for the exercise of options. The Company received total cash proceeds of $1,017,976.

         On January 16, 1998, the successor of the underwriter for the Company's initial public offering exercised cashless warrants granted pursuant to the underwriting agreement resulting in the issuance of 11,458 common shares with no cash proceeds.

         On February 3, 1998, the Company issued 125,000 shares of common stock resulting from the exercise of outstanding warrants. The Company received total cash proceeds of $750,000 upon the exercise of these warrants.

         On January 19, the Company issued 105,000 shares of common stock with no cash proceeds received by the Company. Of these shares, 5,000 were issued pursuant to an employment agreement with a former employee and 100,000 were issued to a consultant (see Note 3 above) for the exercise of a cashless option. The Company `s financial statements for the three-month period ended March 31, 1998 include a compensatory expense totaling $781,000 relative to the issuance of these shares.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

         General

         Aquagenix, Inc. (the "Company"), through its wholly-owned subsidiaries, provides aquatic and industrial vegetation management services to both governmental and commercial customers in Florida, Georgia, North and South Carolina, Arizona, Alabama, Tennessee and California. The Company's continued emphasis on quality service, internal growth and the selective acquisition of privately held waterway and vegetation management companies in the Sunbelt region of the United States has resulted in the Company becoming the largest provider of aquatic and industrial vegetation management services in the United States with annual revenues of approximately $13,000,000 for 1997. The Company's services consist primarily of waterway and wetland management, the control of aquatic weeds, algae and exotic plants, brush and noxious tree control, roadside vegetation management, installation of floating fountains and aeration systems and the stocking of fish for game , plant and insect control.

         In April 1997, the Company established a new branch office in Birmingham, Alabama as the Company has started to provide industrial vegetation management services in that region. In September 1997, the Company opened a branch in San Francisco, California. The Company believes that the California market provides significant growth opportunities relating to surface water management, wetland restoration and roadside vegetation management.

         Results of Operations

         Three Months Ended March 31, 1998 Compared to Three Months Ended
         ----------------------------------------------------------------
         March 31, 1997
         --------------

         Revenues. The Company's revenues increased by $121,209 or 4% from $2,893,519 during the three months ended March 31, 1997 to $3,014,728 during the three months ended March 31, 1998. Specialty land management revenue produced the primary source of revenue gains while revenue from aquatic vegetation management declined resulting in a shift in revenue mix. In the 1998 quarter, revenues from aquatic vegetation management accounted for 78% of total revenues compared to 85% in the prior year.

         Cost of services. Cost of services increased by $317,267, or 20%, from $1,619,746 during the three months ended March 31, 1997 to $1,937,013 during the three months ended March 31, 1998. As a percentage of revenues, cost of services has increased from 56% in the first quarter of 1997 to 64% in the first quarter of 1998. The increase in cost of services was mainly attributable to increased labor, equipment leasing expenses and subcontracting expenses for terrestrial clearing services. The Company opened two new branches subsequent to the first quarter of 1997, Alabama, primarily geared for industrial vegetation management, and California. Accordingly, the Company staffed these facilities with basic technical staffs, employed operational management and leased equipment to initiate operations. The first quarter of 1998 reflected these fixed costs with no comparable expenses in the prior year. Heavy rains and unfavorable weather conditions resulted in lower than anticipated revenues in California while a major utility customer in Alabama delayed contract commencement, again resulting in lower than anticipated revenues. Both facilities are still in the relative start-up stage
                                      -8-
         and failed to produce gross profit margins in the first quarter of 1998. The Company also recognized a loss on a problem industrial vegetation contract that approximated 10% of its revenues. Abnormal terrain characteristics and stringent environmental requirements regarding the removal of vegetation resulted in unanticipated costs. The Company plans to petition the client for additional billing authorizations, however, no assurances can be made regarding the success of those petitions.

         Selling, general and administrative. Selling, general and administrative expense increased by $1,073,732 from $1,246,788 during the three months ended March 31, 1997 to $2,320,520 during the three months ended March 31, 1998. In the three month period ended, March 31, 1998, this expense caption includes one-time $700,000 of compensatory expense related to the granting and exercise of employee stock options, the issuance of which was made in connection with the Lewis Tree acquisition. Expenses of a selling and administrative nature at the California and Alabama branches, nonexistent in the 1997 first quarter accounted for approximately $75,000 of the increase. The remaining increase resulted primarily from additional administrative staff and increased legal and professional fees and related services performed in connection with NASDAQ listing requirements, regulatory filings, and a compensatory termination settlement with a former executive of the Company.

         Termination of Consultant Relationship. This expense represents a one-time nonrecurring expense of $932,000 as described in Footnote 3 in the accompanying financial statements.

         Loss on termination of business acquisition. In April 1998, the Company terminated negotiations for the acquisition of Lewis Tree Service, Inc. along with all agreements related to the proposed acquisition. In connection with this termination, the Company recognized a loss of $2,346,191 in the three-month period ended March 31, 1998.

         Interest expense. Interest expense increased by $22,862 from $198,181 during the three months ended March 31, 1997 to $221,043 during the three months ended March 31, 1998 primarily as a result of increased bank borrowings.

         Quarterly results. The net loss of $4,997,053 incurred by the Company for the three months ended March 31, 1998 can be primarily attributed to one-time nonrecurring events totaling $3,978,191. The remaining losses from operations resulted from the start-up efforts of two new branches, the seasonality factor normal for the first quarter and increased professional fees as described above.. The revenues of the first quarter of 1998 continue to indicate the stability of the Company's core aquatic and industrial vegetation management business, while the securing several new government contracts in late 1997 and early 1998 in the California market indicate growth potential

         Liquidity and Capital Resources

         Working capital. Working capital (excluding net liabilities of discontinued operations), which consists principally of cash and accounts receivable, was $2,460,120 at December 31, 1997, compared to $1,862,944 at March 31, 1998. The decrease in working capital was mainly attributable to the net loss incurred for the three months ended March 31, 1998, resulting in increased bank borrowings and higher payables as compared to December 31, 1997. Of the Company's accounts receivable outstanding at December 31, 1997 and March 31,1998, approximately $311,000 (30%) and $389,000
         (31%) were due from five customers, respectively. The collection period for accounts receivable was approximately 37 days as of March 31, 1998 as compared to 28 days at December 31, 1997. At March 31, 1998, the Company's allowance for doubtful debts was $197,809 which the Company believes is currently adequate to cover anticipated losses.

         As of March 31, 1998, the Company had loan agreements with Union Planters Bank which provided for borrowings under a revolving line of credit of up to an aggregate of $1,000,000, a three-year term loan of $215,000 for purchases of computer equipment with interest accruing at 9.75% and a $270,000 equipment financing line with a four-year amortization term at an interest rate of 9.75%. At March 31, 1998, an aggregate of $1,116,173 was outstanding under the loan agreements, of which $640,000 represented borrowing under the line of credit with $211,798 and $264,375 outstanding under the two term loans respectively. Advances under the line of credit are based on certain borrowing formula relating to eligible accounts receivable. Interest accrues at the rates of 1-1/4% above prime for the line of credit and 9.75% for the term loans. Substantially all of the Company's assets are pledged to the bank as collateral.

         Cash flows from operating activities. For the three months ended March 31, 1998, the Company's cash flows provided from operations was $215,352 as compared to $(481,152) used in operations for the three months ended March 31, 1997. Collection of a receivable relating to remediation services totaling $975,296 provided the primary increase in cash flows in the quarter ended March 31, 1998.

         Cash flows from investing activities. Cash used in investing activities in the three months ended March 31, 1998 was $(1,927,546) compared to net cash used in investing activities of $50,019 for the three months ended March 31, 1997. Deposits into the escrow fund relating to the Lewis purchase transaction of ($1,830,000) primarily accounted for the cash flows used in investing activities in the quarter ended March 31, 1998.

         Cash flows from financing activities. Net cash provided by financing activities was $2,036,763 during the three months ended March 31, 1998 compared to net cash provided of $247,969 during the three months ended March 31, 1997. The increase was primarily attributable to proceeds for the issuance of common stock totalling $1,767,976 and additional borrowings under the various credit agreements with Union Planters Bank. Cash flows provided from financing activities in the three months ended March 31, 1997 resulted primarily from bank borrowings and the issuance of common stock.

         Delisting. The Company has been delisted from The NASDAQ Stock MarketSM. See Part II- Other Information, Item 5.

         Liquidity. The Company believes that it has sufficient working capital to fund its current operations and continued internal growth. At this time the Company has identified no specific needs for additional working capital.

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

Item 2.  Changes in Securities
         ---------------------
                  Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  Not applicable.

Item 5.  Other Information
         -----------------

         On May 8, 1998, the Company received notification from the NASDAQ Listing Qualifications Panel that the Company's securities were delisted from The NASDAQ Stock MarketSM effective with the close of business May 8, 1998. The Company may request the NASDAQ Listing and Hearing Review Council to review the decision of the panel. The securities of the Company trade on the OTC Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
                  (a) Exhibits:

                  Exhibit  Description
                  -------  -----------
                  27.1     Financial Data Schedule


                  (b) Reports on Form 8-K

                      None.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AQUAGENIX, INC.

Date:   May 15, 1998                            By: /s/ Andrew P. Chesler
                                                -------------------------
                                                Andrew P. Chesler,
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                President and Treasurer
                                                (Principal Executive Officer)


Date:  May 15, 1998                             By: /s/ Frederick E. Barone
                                                ---------------------------
                                                Frederick E. Barone
                                                Chief Financial Officer
                                                (Principal Finance and
                                                Accounting Officer)