Form 10QSB
period 1998-06-30
AQUAGENIX INC/DE
filed 1998-08-14
CIK 923604

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM  ________ TO ________.

                           Commission File No. 0-24490

                                 AQUAGENIX, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                65-0419263
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                  6500 Northwest 15th Avenue, Fort Lauderdale,
                  --------------------------------------------
             Florida 33309 (Address of principal executive offices)

                                 (954) 975-7771
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]


The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of July 31, 1998 was 5,326,058.


Transitional Small Business Disclosure Format:       Yes [ ]      No [X]


                               Page 1 of 14 Pages

                                 AQUAGENIX, INC.
                                   FORM 10-QSB
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                       PAGE
         ---------------------                                                       ----

Item 1:       Financial Statements
                           Consolidated Balance Sheets as of June 30, 1998
                           and December 31, 1997 (unaudited)                           3

                           Consolidated Statements of Operations for the three
                           months and six months ended June 30, 1998 and
                           June 30, 1997 (unaudited)                                   4

                           Consolidated Statements of Cash Flows for the three
                           months and six months ended June 30, 1998 and
                           June 30, 1997 (unaudited)                                   5

                           Notes to Consolidated Financial Statements                6-8


Item 2:        Management's Discussion and Analysis or Plan of
                           Operation                                                9-12


PART II. OTHER INFORMATION                                                            13
         -----------------


SIGNATURES                                                                            14

                         AQUAGENIX, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                          June 30,         December 31,
                                                          --------         ------------
        Assets                                              1998               1997
                                                            ----               ----
Current Assets:
Cash                                                  $    487,755      $      799,286
Accounts Receivable, net of allowance for doubtful
  accounts of $179,566 and $182,809 respectively         1,529,219             842,741
Inventories                                                817,575             640,225
Receivable - remediation services                                -           1,269,431
Prepaid expenses and other                                 667,806             560,082
Refundable deposit                                               -             670,000
                                                      ------------      --------------
        Total Current Assets                             3,502,355           4,781,765

Property and equipment, net                              2,807,664           3,006,877
Intangibles, net                                         4,736,793           5,035,675
Other assets                                               397,321             326,358
                                                      ------------      --------------

        Total Assets                                  $ 11,444,133      $   13,150,675
                                                      ============      ==============
     Liabilities and Stocklholders' Equity

Current Liabilities:
Borrowings under credit agreement                     $    640,000      $      550,000
Current maturities of long-term debt                       884,521             393,164
Accounts payable                                         1,593,722           1,002,375
Other current liabilities                                  470,612             552,554
                                                     -------------      --------------

        Total Current Liabilities                        3,588,855           2,498,093

Long-term debt, net of current maturities                5,433,713           5,850,018
                                                     -------------      --------------

                                                         9,022,568           8,348,111
                                                     -------------      --------------

Commitments and contingencies                                    -                   -
Stockholders' equity:
Preferred stock, par value $.01, 1,000,000 shares
  authorized, no shares issued and outstanding                   -                   -
Common stock, par value $.01, 10,000,000 shares
  authorized, 5,339,391 and 4,724,617 shares issued
  and outstanding, respectively                             53,260              47,246
Additional paid-in cpaital                              19,587,241          15,539,235
Accumulated deficit                                    (17,112,491)        (10,636,268)
Unearned Compensation                                     (106,445)           (147,649)
                                                      ------------      --------------

        Total stockholders' equity                       2,421,565           4,802,564
                                                      ------------      --------------

        Total liabilities and stockholders' equity   $  11,444,133      $   13,150,675
                                                      ============      ==============

        The accompany notes are an integral part of the Consolidated Financial Statements.

                         AQUAGENIX, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended         Six Months Ended
                                                            June 30,                 June 30,
                                                ----------------------------  ----------------------------
                                                     1998           1997         1998            1997
                                                ------------    ------------  ----------      ------------

Revenues                                        $   4,576,535   $  3,603,809   $ 7,591,263    $  6,497,328
                                                -------------   ------------   -----------    ------------
Costs and expenses:
    Costs of services                               3,338,489       2,138,85     5,275,502       3,758,597
    Selling, general and administrative             2,206,057      1,514,934     4,526,577       2,761,722
    Termination of consultant relationship                  -              -       932,000               -
    Depreciation and amortization                     271,771        234,497       526,785         461,039
                                                -------------   ------------   -----------    ------------
        Total costs and expenses                    5,816,317      3,888,282    11,260,864       6,981,358

        Operating (loss) income                    (1,239,782)      (284,473)   (3,669,601)       (484,030)

Loss on termination of business acquisition                 -              -    (2,346,191)              -
Interest expense                                     (239,388)      (180,722)     (460,431)       (378,903)
                                                -------------   ------------   -----------    ------------

(Loss) before income tax benefit                   (1,479,170)      (465,195)   (6,476,223)       (862,933)

Provision for Income Taxes                                  -              -             -
                                                -------------   ------------   -----------    ------------

Net Loss                                        $  (1,479,170)  $   (465,195)  $(6,476,223)    $  (862,933)
                                                =============   ============   ===========    ============

(Loss) per weighted average common share
   Basic loss per share                         $       (0.28)  $      (0.11)  $     (1.24)    $     (0.20)
                                                =============   ============   ===========    ============

Weighted average common shares outstanding          5,219,651      4,270,144     5,219,651       4,270,144
                                                =============   ============   ===========    ============

                         AQUAGENIX, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                         1998            1997
                                                     ------------   ------------
Cash flows from operating activities:
    Net (loss):                                      $ (6,476,223)  $  (862,933)
    Adjustments to reconcile net (loss) to net cash
       used in operating activities:
    Compensation expense for options granted and
      restructured                                      2,265,462             -
    Provision for forfeited acquisition deposits        1,216,298             -
    Depreciation and amortization                         526,785       461,039
     Advances to officers                                (592,000)            -
    Loss on sale of property and equipment                      -        46,308
    Provision for losses on claims, receivables
      and advances                                        779,500        57,502
    Receivable collection, remediation services         1,214,431             -
    Net change in operating assets and liabilities       (265,356)     (405,863)
        Net cash provided by (used in) operating     ------------   -----------
          activities                                   (1,331,103)     (703,947)
                                                     ------------   -----------

Cash flows from investing activities:
    Acquisition escrow fund deposits                   (1,830,000)            -
     Refund from acquisition escrow fund                1,283,702)            -
    Proceeds from sale of marketable securities                 -       162,196
    Purchase of property and equipment                   (133,081)     (548,541)
    Other, net                                                  -        11,713
                                                     ------------   -----------
        Net cash (used in) operating activities          (679,379)     (374,632)
                                                     ------------   -----------

Cash flows from financing activities:
     Proceeds under credit agreements                     540,000       869,302
     Payment of credit agreements                        (450,000)   (1,273,717)
     Proceeds from other borrowings                       270,000       756,090
     Payment of notes payable and long-term debt         (204,607)     (315,768)
      Advances for financing arrangements                (225,000)            -
      Payment of financing costs                                -       (36,364)
     Issuance of common stock                           1,768,558     1,526,816
                                                     ------------   -----------
        Net cash provided by financing activities       1,698,951     1,526,359
                                                     ------------   -----------

Cash and cash equivalents
     Increase (decrease)                                 (311,531)      447,780
     Beginning balance                                    799,286       890,731
                                                     ------------   -----------
                                                     $    487,755   $ 1,338,511
                                                     ============   ===========

Supplemental disclosures of cash flow information:
    Interest Paid                                    $    457,835   $   290,767
                                                     ============   ===========
    Income taxes refunded                            $          -   $         -
                                                     ============   ===========

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

2.       Related Party Transactions
         --------------------------
         On June 2, 1998, the Board of Directors removed the Chief Executive Officer from his executive management capacity and from his capacity as Chairman of the Board of Directors. In a series of transactions commencing in the fourth quarter of 1997, the Company disbursed cash either directly to or for the benefit of the former Chief Executive Officer totaling $682,000. Of this amount, $282,000 was disbursed at the unilateral direction of the former CEO without approval of the Board of Directors. Prior to the removal date, the Board did authorize $400,000 of these disbursements with the understanding that the former CEO would deliver a two-year promissory note bearing interest at 7%. Subsequent to June 30, 1998, the Board demanded immediate repayment of the $282,000 portion of the advances and delivery of a signed note with acceptable collateral for the authorized portion of the advances. These demands have not been met. Based upon the facts and circumstances available to management at this time, the ultimate recovery of these advances remains uncertain, and, accordingly, the Company has recorded a loss allowance of $682,000 relative to these claims. This accounting treatment does not constitute forgiveness of the claims against the former CEO, and the Company intends to pursue collection through available legal channels.

3.       Financing Advances
         ------------------
         At the direction of the former CEO and without authorization of the Board of Directors, the Company transferred funds totaling $225,000 to two different entities to secure financing arrangements for the Company. Such funds were transferred prior to performance by the entities to provide the financing. When the financing never occurred, and although there is no assurance that the deposits can be recovered, the Company is actively attempting to secure refunds, including placing a demand upon the former CEO for reimbursement of the $225,000 or the delivery of adequate collateral. The accompanying financial statements include a loss provision of

         $225,000 relative to these deposits, however, this accounting treatment is not an admission that the Company is relinquishing its claim to these deposits.

4.       Termination of Business Acquisition
         -----------------------------------
         On November 30, 1997, the Company entered into a Stock Purchase Agreement, (the "Agreement") with the owner of Lewis Tree Service, Inc. ("Lewis") a New York Corporation, to acquire all of the issued and outstanding stock of Lewis. Pursuant to the Stock Purchase Agreement, an Escrow Agreement was also entered into on November 30, 1997 requiring the Company to place $670,000 in escrow pending the closing of the purchase of Lewis by January 31, 1998. On January 29, 1998, the Company entered into an Amended Stock Purchase Agreement and Escrow Agreement to extend the closing date to May 15, 1998 and to place an additional $1,830,000 in the escrow account. The Company increased the deposit to the escrow account to $2,500,000 on February 4, 1998. On April 17, 1998, the Company entered into a Termination Agreement with the owner of Lewis. The Termination Agreement provided for (i) the termination of the original Agreement and Amended Stock Purchase Agreement, (ii) the termination of the original and amended Escrow Agreement and (iii) the distribution of $1,250,000 of the funds held in escrow to the Lewis owner with the balance, including interest earned, distributed to the Company.

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

         The following summary presents the nature of the loss recognized pursuant to the Lewis termination agreement:

                  Provision for forfeited acquisition escrow deposits           $ 1,216,298
                  Compensation expense related to the
                           restructuring of stock options                           752,225
                  Professional and consulting fees                                  377,668
                                                                                -----------
                                                                                $ 2,346,191
                                                                                ===========

5.       Termination of Consulting Relationship
         --------------------------------------
         At December 31, 1997, an independent consultant held options to purchase 200,000 common shares at $5.00 per share, the market price on date of issuance, which were granted in connection with a proposed financing. In satisfaction of the agreement with the consultant (inclusive with the grant of stock options), on January 19, 1998 the Company issued 100,000 shares of common stock. Subsequent to March 31, 1998, the Company disbursed $151,000 to the consultant.

6.       Loss Per Share
         --------------
         Basic loss per common share was computed by dividing net loss by the weighted average number of shares outstanding. Common share equivalents resulting from options and warrants have not been included for the loss per share computation for the three months ended March 31, 1998 and 1997 since their effect would be anti-dilutive.

7.       Notes Receivable
         ----------------
         The Company has its current Chief Executive Officer $155,000 on an unsecured basis. The notes mature in June of 2000 and bear interest at 7%.

8.       Issuance of Common Stock
         ------------------------
         In January and February of 1998, the Company issued 346,500 shares of common stock for the exercise of options. The Company received total cash proceeds of $1,017,976.

         On January 16, 1998, the successor of the underwriter for the Company's initial public offering exercised cashless warrants granted pursuant to the underwriting agreement resulting in the issuance of 11,458 common shares with no cash proceeds.

         On February 3, 1998, the Company issued 125,000 shares of common stock resulting from the exercise of outstanding warrants granted on that date. The Company received total cash proceeds of $750,000 upon the exercise of these warrants.

         On January 19, 1998, the Company issued 105,000 shares of common stock with no cash proceeds received by the Company. Of these shares, 5,000 were issued pursuant to an employment agreement with a former employee and 100,000 were issued to a consultant (see note 3 above) for the exercise of a cashless option. The Company `s financial statements for the year to date period ended June 30, 1998, include a compensatory expense totaling $781,000 relative to the issuance of these shares.

         On June 24, 1998, the Company issued 13,333 shares of common stock to its outside legal counsel in exchange for professional services valued at $20,000.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         General

         Aquagenix, Inc. (the "Company"), through its wholly-owned subsidiaries, provides aquatic and industrial vegetation management services to both governmental and commercial customers in Florida, the general Southeastern region of the United States, California and Arizona. The Company's continued emphasis on quality service, internal growth and the selective acquisition of privately held waterway and vegetation management companies in the Sunbelt region of the United States has resulted in the Company becoming the largest provider of aquatic and industrial vegetation management services in the United States with annual revenues of approximately $13,000,000 for 1997. The Company's services consist primarily of waterway and wetland management (the control of aquatic weeds, algae and exotic plants), brush and noxious tree control, roadside vegetation management, and ancillary lake management services (installation of aeration systems, fish stocking for plant and insect control d the stocking of fish for game, plant and insect control.

         In April 1997, the Company established a new branch office in Birmingham, Alabama as the Company has started to provide industrial vegetation management services in that region. In September 1997, the Company opened a branch in San Francisco, California.

         Results of Operations

         Three Months Ended June 30, 1998 Compared to Three Months Ended June
         --------------------------------------------------------------------
         30, 1997
         --------

         Revenues. The Company's revenues increased by $973,000 or 27%, from $3,603,000 during the three months ended June 30, 1997 to $4,576, 000 during the three months ended June 30, 1998. The increase in revenues was primarily attributable to an increase in both aquatic vegetation management and environmental construction (planting vegetation medians and barriers and installing related irrigation systems). The California branch, opened in September 1997, provided over 65% of the revenue increase, all from environmental construction projects.

         Cost of services. Cost of services increased by $1,158,000 or 54%, from $2,138,000 during the three months ended June 30, 1997 to $3,338,000 during the three months ended June 30, 1998. Cost trended higher in conjunction with the higher revenue volume and level of activity. High material and labor costs accounted for 60% of the costs increases, reflecting the revenue shift to environmental construction work mentioned above. As a percentage of revenues, cost of services has increased from 59% in the second quarter of 1997 to 73% in the second quarter of 1998. Environmental construction revenue recognized by the California branch accounted for 14% of the second quarter revenue in 1998 with no such revenue in 1997. Gross profit margins on this business is significantly lower that the margins enjoyed through aquatic management services primarily because of competitive pressures. The Company entered into these contracts to establish a business base with the intention of gravitating into the aquatic management market in California. The Company currently intends to pursue only those California projects that provide profit margin potential approximating profit margins that can be obtained from aquatic management contracts.

         Selling, general and administrative. Selling, general and administrative expense increased by $691,000 to $2,026,000 from $1,515,000 in the second quarter of 1997. The impact on quarterly expense of the loss provisions relating to claims against the former Chief Executive Officer and the loss provision relating to advances for financing arrangements (discussed in Note 2 and 3 to the financial statements) amounted to $730,000. Without this expense of a typically nonrecurring nature, SG&A expense remained relatively level with the comparable quarter of 1997, despite a significant increase in revenue.

         Interest expense. Interest expense increased by $59,000 from $181,000 during the three months ended June 30, 1997 to $239,000 during the three months ended June 30, 1998 primarily as a result of increased bank borrowings.

         Quarterly results. The net loss of $1,429,000 incurred by the Company for the three months ended June 30, 1998 was to the mainly attributable to the nonrecurring loss provisions pertaining to the claims against the former CEO and the financing advances discussed in Notes 2 and 3 to the financial statements and to lower gross profit margins recognized on environmental contract business.

         Six Months Ended June 30, 1998 Compared to Six Months Ended June 30,
         -------------------------------------------------------------------
         1997
         ----

         Revenues. The Company's revenues increased by $1,094,000, 17%, to $7,591,000 from $6,497,000 for the first six months of 1997. The increase in revenues was primarily attributable to an increase in environmental construction contracts and to a lesser extent aquatic vegetation management contracts. The California branch, nonexistent in the first six months of 1997, generated this revenue. The remaining revenue increases resulted from the aggressive bidding for nonrecurring aquatic and land vegetation contracts, and the efforts of a fully operational sales staff.

         Cost of services. Cost of services increased by $1,517,000, or 40%, from $3,758,000 during the six months ended June 30, 1997 to $5,275,000 during the six months ended June 30, 1998. As a percentage of revenue, cost of services, approximated 69% in the first half of 1998 compared to 58% in the first half of last year. Lower profit margins on the environmental construction projects discussed in the quarterly presentation also made a major impact on the year to date results. Aggressive bidding also resulted in aquatic and industrial vegetation contracts with lower profit margins. The first three months of the year were hampered by unfavorable weather conditions, primarily in California and Alabama, delaying the commencement of several projects while the branches were fully staffed and operational. The Company also recognized a gross loss on a problem industrial vegetation contract caused by abnormal terrain characteristics and stringent environmental requirements regarding the removal of vegetation.

         Selling, general and administrative. Selling, general and administrative expense increased by $1,765,000, or 64% to $4,526,000 for the six-month period ended June 30, 1998 from $2,761,722 during the six months ended June 30, 1997. The impact on expense during the first six months of 1998 of the loss provisions relating the Related Party Transactions and Financing Advances (discussed in Notes 2 and 3 to the financial statements) amounted to $807,000. Current year to date expense also includes a charge of $608,000 of compensatory expense related to the granting and exercise of employee stock options. The remainder of the increase resulted from higher sales salaries because of a fully staffed sales force, consulting expenses primarily incurred to assist the Company market its services to governmental agencies and legal and professional fees.

         Interest expense. Interest expense increased by $81,000 from $379,000 during the six months ended June 30, 1997 to $460,000 during the six months ended June 30, 1997 primarily as a result of increased bank borrowings.

         Liquidity and Capital Resources

         Working capital. At June 30, 1998, the Company is in a working capital deficit position. Three factors can be identified as primary causes. Net operating losses for the six-month period have caused cash balances to decrease and account payable balances to increase. The actual cash outlay during the six-month period related to the Related Party Transactions and the Financing Advances discussed in Notes 2 and 3 to the financial statements approximated $678,000, resulting in a further decrease in working capital. As discussed under Funding Requirements below, all term debt due to Union Planters has been reclassified to the current liability section of the balance sheet, resulting in a negative impact on working capital of $430,000. Additionally, the Company advanced $140,000 to its current CEO, resulting in a further utilization of working capital.

         The Company's accounts receivable have increased by $686,000 since December 31, 1997. The increase was primarily due to the higher volume of revenues in the second quarter compared to the fourth quarter of 1997. Of the Company's accounts receivable outstanding at December 31, 1997 and June 30, 1998, approximately $311,000 (30%) and $351,000 (21%)
         were due from five customers, respectively At June 30, 1998, the Company's allowance for doubtful receivables was $179,000, which the Company believes is currently adequate to cover anticipated losses. The average collection period for account receivable was approximately 34 days as of June 30, 1998 as compared to 28 days at December 31, 1997.

         Funding Requirements As of June 30, 1998, the Company had outstanding loans to Union Planters Bank (the "Bank') aggregating $1,204,000, consisting of outstanding borrowings under a $1,000,000 revolving line of credit totaling $640,000 and three term loans totaling $604,000. Subsequent to June 30, the Bank informed the Company of its unwillingness to remain as a creditor and requested the Company to liquidate its debt. All amounts due to this institution have been reflected as current liabilities in the June 30, 1998 balance sheet. The Company will be required to raise significant additional funds to liquidate these debt and fund potential losses from continuing operations. The vehicles used to raise funds may take a variety of forms, including public or private placement of its equity securities, credit agreements with other financial institutions, or inducements given to current warrant and option holders encouraging exercise. There can be no assurance that the Company will be successful in its attempts to raise additional funds.

         Cash flows from operating activities. For the six months ended June 30, 1998, the Company's cash flows used in operations was ($1,313,000) compared to ($704,000) used in operations for the six months ended June 30, 1997. The decrease in cash flows generated from continuing operations was primarily attributable to the net loss incurred for the six months ended June 30, 1998.

         Cash flows from investing activities. For the six months ended June 30, 1998, cash used in investing activities totaled ($679,000) resulting from deposits to and refunds back from escrow fund in connection with the attempted acquisition of Lewis Tree.

         Cash flows from financing activities. Net cash provided by financing activities for the six months ended June 30, 1998 of $1,698,000 compared to $1,526,000 for the six-month period of 1997. The cash flow was derived primarily from the issuance of common stock resulting from exercise of options and warrants.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

                  In 1997, the Company entered into an agreement with Wharton Capital Partners, Ltd. (Wharton) whereby Wharton agreed to arrange $3,000,000 of financing for the Company in return for a 6% fee at the closing of such financing transaction. No closing occured, however, Wharton initiated litigation against the Company in August of 1997 claiming $180,000 on the basis that it performed it's obligations under the terms of the agreement. The Company feels that the action is without merit and is currently and will continue to vigorously defend itself in this matter.


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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  (a) Exhibits:

                  Exhibit      Description
                  -------      -----------

                  27.1     Financial Data Schedule


                  (b) Reports on Form 8-K

                      During the quarter ended June 30, 1998, the registrant filed the following reports on Form 8-K:

                      (i) Current Report on Form 8-K dated April 17, 1998 (filed on May 4, 1998) which reported the Company's termination of its agreement to purchase the outstanding stock of Lewis Tree Service, Inc.

                      (ii) Current Report on Form 8-K dated June 2, 1998 (filed on June 11, 1998) announcing replacement of Andrew Chesler as Chairman of the Board of Directors by Abraham Fischler and replacement of Andrew Chesler as Chief Executive Officer by John Hart.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              AQUAGENIX, INC.


Date: August 14, 1998                         By: /s/ John P. Hart
                                                  ----------------------------
                                                  John P. Hart,
                                                  Chief Executive Officer,
                                                  President
                                                  (Principal Executive Officer)


Date: August 14 , 1998                        By: /s/ Frederick E. Barone
                                                  ----------------------------
                                                  Frederick E. Barone,
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)