Form 10QSB
period 1998-09-30
AQUAGENIX INC/DE
filed 1998-11-17
CIK 923604

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 1998.

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


The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of October 31, 1998 was 5,326,058.


Transitional Small Business Disclosure Format:       Yes X      No

                                 AQUAGENIX, INC.
                                   FORM 10-QSB
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                    PAGE

Item 1:  Financial Statements
             Consolidated Balance Sheets as of  September 30, 1998
             and December 31, 1997 (unaudited)                                      3

             Consolidated Statements of Operations for the three
             months and nine months ended September 30, 1998 and
             September 30, 1997 (unaudited)                                         4

             Consolidated Statements of Cash Flows for the three
             months and six months ended September 30, 1998 and
             September 30, 1997 (unaudited)                                         5

             Notes to Consolidated Financial Statements                            6-9


Item 2:  Management's Discussion and Analysis or Plan of Operation               10-15


PART II. OTHER INFORMATION                                                         16


SIGNATURES                                                                         17


                         AQUAGENIX, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                     September 30,              December 31,
                                                                     -------------              ------------
                                                                         1998                       1997
                                                                         ----                       ----
             Assets
Current Assets:
   Cash                                                             $    235,040              $    799,286
   Accounts Receivable, net of allowance for doubtful
     accounts of $169,861 and $182,809 respectively                    2,021,681                   842,741
   Inventories                                                           398,807                   640,225
   Receivable - remediation services                                           -                 1,269,431
   Prepaid expenses and other                                            808,462                   560,082
   Refundable deposit                                                          -                   670,000
                                                                   --------------            ---------------
            Total Current Assets                                       3,463,990                 4,781,765
                                                                   ==============            ===============

Property and equipment, net                                            2,580,445                 3,006,877
Intangibles, net                                                       3,411,680                 5,035,675
Other assets                                                             229,783                   326,358
                                                                   --------------            ---------------
            Total Assets                                            $  9,685,898              $ 13,150,675
                                                                   ==============            ===============


     Liabilities and Stockholders' Equity
Current Liabilities:
   Borrowings under credit agreement                                $    640,000              $    550,000
   Current maturities of long-term debt                                5,857,127                   393,164
   Accounts payable                                                    1,927,372                 1,002,375
   Other current liabilities                                           1,659,034                   552,554
                                                                    --------------            ---------------
            Total Current Liabilities                                 10,083,533                 2,498,093

Long-term debt, net of current maturities                                355,526                 5,850,018
                                                                    --------------            ---------------
                                                                      10,439,059                 8,348,111
                                                                    --------------            ---------------

Commitments and contingencies                                                  -                         -

Stockholders' equity:
Preferred stock, par value $.01, 1,000,000 shares
     authorized, no shares issued and outstanding                              -                         -
Common stock, par value $.01, 10,000,000 shares
     authorized, 5,326,058 and 4,724,617 shares issued
     and outstanding, respectively                                        53,261                    47,246
Additional paid-in capital                                            19,587,242                15,539,235
Accumulated deficit                                                  (20,307,821)              (10,636,268)
Unearned Compensation                                                    (85,843)                 (147,649)
                                                                    --------------            ---------------
            Total Stockholders' Equity                                  (753,161)                4,802,564
                                                                    --------------            ---------------
            Total Liabilities and Stockholders' Equity              $  9,685,898              $ 13,150,675
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

                         AQUAGENIX, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                        September 30,
                                                       -----------------------------------------------------------------------
                                                             1998              1997             1998                1997
                                                       ---------------  ----------------  ----------------  ------------------
Revenues                                                $  5,298,818       $  3,689,128     $ 12,890,081         $10,186,456
--------                                                -------------      -------------    -------------        ------------

Costs and expenses:
Costs of services                                          4,615,719          2,538,867        9,891,221           6,297,464
Selling, general and administrative                        1,399,624          1,417,852        5,926,201           4,179,574
Impairment losses of long-lived assets                     1,251,000                 --        1,251,000                  --
Restructuring charges                                        755,800                 --          755,800                  --
Termination of consultant relationship                            --                 --          932,000                  --
Depreciation and amortization                                248,312            235,873          775,097             696,912
                                                        -------------      -------------    -------------        ------------
           Total costs and expenses                        8,270,455          4,192,592       19,531,319          11,173,950

           Operating (loss) income                        (2,971,637)          (503,464)      (6,641,238)           (987,494)

Loss on termination of business acquisition
Interest expense                                            (223,694)          (186,338)        (684,125)           (565,241)

(Loss) before income tax benefit                          (3,195,331)          (689,802)      (9,671,554)         (1,552,735)

Provision for Income Taxes                                        --                 --               --                  --
                                                        -------------      -------------    -------------        ------------

Net Loss                                                  (3,195,331)          (689,802)    $ (9,671,554)        $(1,552,735)
                                                        =============      =============    =============        ============

(Loss) per weighted average common share
   Basic loss per share                                 $      (0.60)      $      (0.15)    $      (1.84)        $     (0.36)
                                                         =============      =============    =============        ============

Weighted average common shares outstanding                 5,326,058          4,478,871        5,255,510           4,339,720
                                                         =============      =============    =============        ============


         The accompanying notes are an integral part of the Consolidated
                              Financial Statements

                         AQUAGENIX, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                         -----------------------------------------
                                                                                1998                   1997
                                                                         ------------------    -------------------
Cash flows from operating activities:
    Net (loss):                                                           $  (9,671,554)          $ (1,552,735)
    Adjustments to reconcile net (loss) to net cash
       used in operating activities:
    Compensation expense for options granted and restructured                 2,265,462                      -
    Provision for forfeited acquisition deposits                              1,216,298                      -
    Depreciation and amortization                                               775,097                696,912
    Provision for impairment losses of long-lived assets                      1,251,000                      -
    Advances to officers                                                       (592,000)                     -
    Restructuring charges                                                       703,873                      -
    Provision for losses on claims, receivables and advances                  1,222,635                 90,341
    Discontinued operations                                                                           (216,744)
    Receivable collection, remediation services                               1,214,431                      -
    Net change in operating assets and liabilities                               87,225               (761,546)
                                                                          ---------------         ---------------
          Net cash provided by (used in) operating activities                (1,527,533)            (1,743,772)
                                                                          ---------------         ---------------
Cash flows from investing activities:
    Acquisition escrow fund deposits                                         (1,830,000)                     -
    Refund from acquisition escrow fund                                       1,283,702                      -
    Proceeds from sale of marketable securities                                       -                162,196
    Purchase of property and equipment                                         (163,633)              (754,158)
    Other, net                                                                        -                 23,324
                                                                          ---------------         ---------------
          Net cash (used in) operating activities                              (709,931)              (568,638)


Cash flows from financing activities:
    Proceeds under credit agreements                                            540,000                841,141
    Payment of credit agreements                                               (450,000)              (695,556)
    Proceeds from other borrowings                                              370,000                756,090
    Payment of notes payable and long-term debt                                (330,340)              (408,638)
  Advances for financing arrangements                                          (225,000)                     -
  Payment of financing costs                                                          -                (46,365)
  Issuance of common stock                                                    1,768,558              1,865,942
                                                                          ---------------         ---------------
          Net cash provided by financing activities                           1,673,218              2,312,614
                                                                          ---------------         ---------------

Cash and cash equivalents
  Increase (decrease)                                                          (564,246)                   204
  Beginning balance                                                             799,286                890,731
                                                                          ---------------         ---------------
                                                                            $   235,040             $  890,935
                                                                          ===============         ===============

Supplemental disclosures of cash flow information:
  Interest Paid                                                             $   552,876             $  484,696
                                                                          ---------------         ---------------
  Income taxes refunded                                                               -                      -
                                                                          ===============         ===============



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

2.       Related Party Transactions
         --------------------------

         On June 2, 1998, the Board of Directors removed the Chief Executive Officer from his executive management capacity and from his capacity as Chairman of the Board of Directors. In a series of transactions commencing in the fourth quarter of 1997 through the termination date, the Company disbursed cash either directly to or for the benefit of the former Chief Executive Officer totaling $682,000. Of this amount, $282,000 was disbursed at the unilateral direction of the former CEO without approval of the Board of Directors. Prior to the removal date, the Board did authorize $400,000 of these disbursements with the understanding that the former CEO would deliver a two-year promissory note bearing interest at 7%. Subsequent to June 30, 1998, the Board demanded immediate repayment of the $282,000 portion of the advances and delivery of a signed note with acceptable collateral for the authorized portion of the advances. These demands have not been met. Based upon the facts and circumstances available to management at this time, the ultimate recovery of these advances remains uncertain, and, accordingly, the Company has recorded a loss allowance of $682,000 relative to these claims. This accounting treatment does not constitute forgiveness of the claims against the former CEO, and the Company intends to pursue collection through available legal channels.


3.       Financing Advances
         ------------------

         At the direction of the CEO removed by the Board of Directors, and without authorization of the Board of Directors, the Company transferred funds totaling $225,000 to two different entities to secure financing arrangements for the Company. Such funds were transferred prior to performance by the entities to provide the financings. The financings never occurred, and although there is no assurance that the deposits can be recovered, the Company intends to actively attempt obtaining refunds, including placing a demand upon the former CEO for reimbursement of the $225,000 or the delivery of adequate collateral. The accompanying financial statements include a loss provision of $225,000 relative to these deposits, however, this accounting treatment does not indicate that the Company is relinquishing its claim to these deposits.

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

7.       Impairment Losses
         -----------------

         During 1998 the Company experienced a significant loss of revenues relating to ongoing operations of certain business acquisitions completed in prior years. Accordingly, the Company evaluated the ongoing value of certain intangible assets recorded in connection with those acquisitions, namely Recurring Service Contracts and Goodwill. Based on the evaluation, the Company determined that assets with a carrying value of $1,431,000 were impaired and wrote them down by $1,251,000 to their fair value. Fair value was based on estimated future cash flows to be generated from recurring revenues of the businesses acquired, discounted at an appropriate rate of interest.

8.        Restructuring Charges
          ---------------------

         During the third quarter of 1998, the Company initiated a restructuring plan to reduce costs and increase future operating efficiency. The plan consists primarily of reducing management and administrative costs, negotiating favorable payment arrangements with the Company's vendors and creditors and consolidating a portion of the operation. In connection with this plan, approximately 16 employees (8% of the Company's workforce) have been or will be terminated. Restructuring charges of $755,800 include employee termination benefits, estimated fees of outside consultants engaged by the Company to implement the restructuring, estimated legal fees in connection with the restructuring and estimated charges related to auto lease terminations. Restructuring charges include the dissolution of $155,000 of notes receivable from the Company's former Chief Executive Officer, appointed June 2, 1998, who resigned on October 23, 1998. In connection with this resignation, the Company entered into a Severance, General Release and Separation Agreement, which provides for the future dissolution of the notes, provided the former officer complies with the terms of the agreement.

9.        Notes Payable
          -------------

         The Company has not paid interest and the related consent fees on its 12.5% Senior Secured Notes since July 31, 1998. The holder of those notes has notified the Company of an Existing Event of Default pursuant to the terms of the related Amended and Restated Senior Note and Warrant Purchase Agreement. The holder has also voluntarily determined to forbear on a day to day basis from the exercise of remedies in respect of the Existing Event of Default. The Existing Event of Default has also created a default pursuant to the Company's various credit agreements with Union Planters Bank (Bank). Although the Bank has not formally notified the Company of an event of default, the Bank had previously informed the Company of its unwillingness to remain a creditor and requested the Company to liquidate its debt by either securing a replacement lender or repaying the notes. The aggregate amount of debt under default totals $6,100,000, $5,361,000 of which has been reclassified to Current Maturities of Long Term Debt in the accompanying September 30, 1998 consolidated balance sheet.

10.      Commitments & Contingencies
         ---------------------------

                  On December 31, 1997, the President of the Company at that time, entered into an agreement, not authorized by the Board of Directors, with a significant shareholder providing a guarantee of a $2.00 per share profit on 120,213 shares in return for the shareholder's commitment to hold the shares through April 1998. The Company's legal counsel is currently reviewing the agreement to determine the enforceability of the guarantee.

          In 1997, the Company entered into an agreement with Wharton Capital Partners, Ltd. (Wharton) whereby Wharton agreed to arrange $3,000,000 of financing for the Company in return for a 6% fee at the closing of such financing transaction. No closing occurred; however, Wharton initiated litigation against the Company in August of 1997 claiming $180,000 on the basis that it performed its obligations under the terms of the agreement. The litigation is scheduled for trial in December 1998.

11.      Issuance of Common Stock
         ------------------------

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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         General

         The discussions in this quarterly report contain both historical information and forward-looking statements. The forward-looking statements involve risks and uncertainties that affect the Company's operations, markets, services, prices and factors discussed in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive governmental and technological factors. Accordingly, there can be no assurance that the Company's expectations will be realized.

         Aquagenix, Inc. (the "Company"), through its wholly-owned subsidiaries, provides aquatic and industrial vegetation management services to both governmental and commercial customers in Florida, the general Southeastern region of the United States, California and Arizona. The Company's continued emphasis on quality service, internal growth and the selective acquisition of privately held waterway and vegetation management companies in the Sunbelt region of the United States has resulted in the Company becoming one of the largest providers of aquatic and industrial vegetation management services in the United States with annual revenues of approximately $13,000,000 for 1997. The Company's services consist primarily of waterway and wetland management (the control of aquatic weeds, algae and exotic plants), brush and noxious tree control, roadside vegetation management, and ancillary lake management services (installation of aeration systems, fish stocking for plant and insect control the stocking of fish for game, plant and insect control).

         In April 1997, the Company established a new branch office in Birmingham, Alabama as the Company had started to provide industrial vegetation management services in that region. In September 1997, the Company opened a branch in Martinez, California.

         Results of Operations

         Three Months Ended September 30, 1998 Compared to Three Months Ended
         --------------------------------------------------------------------
         September 30, 1997
         ------------------

         Revenues. The Company's revenues increased by $1,610,000 or 44%, from $3,689,000 during the three months ended September 30, 1997 to $5,299, 000 during the three months ended September 30, 1998. The increase in revenues was primarily attributable to an increase in environmental construction (planting vegetation medians and barriers and installing related irrigation systems) and industrial vegetation management revenues while aquatic vegetation revenues remained flat. The California branch, opened in September 1997, provided 52% of the revenue increase, all from environmental construction projects.

         Cost of services. Cost of services increased by $2,077,000 or 82%, from $2,539,000 during the three months ended September 30, 1997 to $4,616,000 during the three months ended September 30, 1998. Cost trended higher in conjunction with the higher revenue volume and level of activity. Higher supply, material and labor costs accounted for approximately 60% of the costs increases, reflecting the revenue shift to environmental construction and industrial vegetation work mentioned above. As a percentage of revenues, cost of services has increased from 69% in the third quarter of 1997 to 81% in the third quarter of 1998.

         Losses on environmental construction projects provided an additional influence on cost increases. At the end of the third quarter, the California construction projects were approximately 43% complete compared to approximately 25% complete at June 30, 1998. In conjunction with the additional work completed, the Company refined and revised its cost estimates to complete the projects. The Company now projects overall losses on the majority of these projects. In accordance with its accounting policies, the Company has provided for estimated losses on uncompleted contracts during the quarter ended September 30, 1998, the period during which the loss was determined. In addition to costs incurred to date on these projects, third quarter costs include a provision for future losses approximating $240,000, approximately 4% of quarterly revenues.

         Gross profit. Gross profit margins (revenues less cost of services) declined from 31% of revenues for the comparable quarter last year to 13% this year. The service mix shift to industrial vegetation management revenues and the losses on the California projects provided the primary causes for the decline in profit margins. Gross profit margins on industrial vegetation management business is significantly lower than the margins enjoyed through aquatic management services primarily because of competitive pressures.

         As mentioned above, the Company provided reserves of ($240,000) for future losses on the California projects, however, the total loss recognized on these projects approximates ($352,000). At June 30, 1998, gross profits recognized on the California business totaled $106,000 based upon cost estimates utilized at that time. The negative impact from environmental construction projects on gross profits recognized during the current quarter approximated ($458,000). Several of these projects require ongoing maintenance phases upon completion of the construction phases. These maintenance phases contractually obligate, in decreasing amounts, the Company through December 31, 2001. The projected losses include the estimated costs to complete these maintenance contracts.

         Selling, general and administrative. Selling, general and administrative expense remained relatively flat from the comparable 1997 quarter to the third quarter of 1998, decreasing from $1,418,000 to $1,400,000. Current quarter expense includes a $276,000 provision in anticipation of honoring a guarantee the Company issued in connection with the acquisition of Aquatic Dynamics (ADI) in 1996. The guarantee, exercisable in December 1998 by the selling shareholders of ADI, requires the Company to pay the difference between quoted market immediately prior to the exercise date and $5.625 per share. Lower promotion, travel and compensation expenses mitigated the impact of this provision in the current quarter compared to the third quarter of 1997.

         Impairment losses of long-lived assets. The Company adjusted certain intangible assets down to their estimated fair value by recording a charge of $1,251,000. The Company will continue to monitor certain identifiable intangibles for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable.

         Restructuring charges. The Company has engaged outside management consultants to formulate and implement a plan to restructure operations. Among other things, the plan includes elimination of several management and administrative positions and certain actions undertaken by the consultants including the negotiation of favorable payment arrangements with the Company's vendors and creditors and the evaluation and consolidation of services currently offered by the Company. The restructuring charges represent the costs to implement the plan and the cost of employee termination benefits related thereto. In connection with this plan, the Company estimates it should realize approximately $1,100,000 in annual cost reductions resulting from employee terminations.

         Interest expense. Interest expense increased by $58,000 from $186,000 during the three months ended September 30, 1997 to $224,000 during the three months ended September 30, 1998, primarily as a result of increased borrowings and consent fees charged by the holder of the Company's Senior Secured Notes.

         Quarterly results. The net loss of ($3,195,000) incurred by the Company for the three months ended September 30, 1998, was mainly attributable to losses incurred on the California projects, impairment losses of long-lived assets and provisions for restructuring charges.

         Nine Months Ended September 30, 1998 Compared to Nine Months Ended
         ------------------------------------------------------------------
         September 30, 1997
         ------------------

         Revenues. The Company's revenues increased by $2,704,000, or 27%, to $12,890,000 from $10,186,000 for the first nine months of 1997. The increase in revenues was primarily attributable to an increase in environmental construction contracts generated by the California operation and to a lesser extent growth in industrial vegetation management revenue.

         Cost of services. Cost of services increased by $3,593,000, or 57%, from $6,297,000 during the nine months ended September 30, 1997 to $9,891,000 during the nine months ended September 30, 1998. As a percentage of revenue, cost of services, approximated 77% in 1998 compared to 62% last year. Consistent with the current quarter, higher supply, material and labor costs, along with the loss provisions for uncompleted contracts (discussed above) caused cost of services to trend higher.

         Gross profit. The losses on the California projects produced a significant negative impact upon gross profits for the nine-month period ended September 30, 1998. Approximately 15% of year to date revenues resulted in gross losses of ($352,000). Additionally aggressive bidding resulting in aquatic and industrial vegetation contracts with lower margins while unforeseen abnormal terrain characteristics and stringent environmental requirements contributed to losses on certain other aquatic and industrial vegetation removal contracts.

         Selling, general and administrative. Selling, general and administrative expenses increased by $1,747,000, or 42% to $5,926,000 from $4,179,000 for the current year to date period compared to the prior year. Loss provisions pertaining to the Related Party Transactions and Financing Advances (discussed in Notes 2 and 3 to the financial statements) and compensatory expenses relating to the granting and exercising of employee stock options accounted for approximately $1,400,000 of the increase. Additionally, the provision for honoring the guarantee discussed above, coupled with higher legal and professional fees, caused administrative costs to increase.

         Interest expense. Interest expense increased by $119,000 from $565,000 during the first nine months of 1997 to $684,000 during the first nine months of 1998 primarily as a result of increased borrowings and consent fees charged by the holder of the Company's Senior Secured Notes.

         Liquidity and Capital Resources

         Working capital. At September 30, 1998, the Company is in a working capital deficit position. Three factors can be identified as primary causes. Net operating losses for the nine-month period have caused cash balances to decrease and account payable balances and other current liabilities to increase. The actual cash outlay during the nine-month period related to the Related Party Transactions and the Financing Advances discussed in Notes 2 and 3 to the financial statements approximated $678,000, resulting in a further decrease in working capital. As discussed in Note 9 to the financial statements, long-term debt aggregating $5,461,000 has been reclassified to current maturities, negatively influencing working capital. Additionally, in May of 1998, the Company advanced $140,000 to its former CEO who resigned in October of 1998.

         The Company's accounts receivable have increased by $1,233,000 since December 31, 1997. The increase was primarily due to the higher volume of revenues in the second quarter compared to the fourth quarter of 1997. Of the Company's accounts receivable outstanding at December 31, 1997 and September 30, 1998, approximately $311,000 (30%) and $642,000
         (32%) were due from five customers, respectively. At September 30, 1998, the Company's allowance for doubtful receivables approximated $170,000, which the Company believes is currently adequate to cover anticipated losses. The average collection period for account receivable was approximately 39 days as of September 30, 1998 as compared to 28 days at December 31, 1997.

         Funding Requirements The Company is in default under the terms of its major debt agreements, encompassing total outstanding debt of $6,100,000. Additionally the Company is unlikely to attract capital investment on favorable terms in its current financial position. In the absence of capital investment, the Company must enter into deferred credit arrangements with its vendors, negotiate extended forbearance agreements or replace holders of its major debt securities, and return to profitable operations. While vendors currently are continuing to supply the Company with needed chemicals and materials and debt holders have not pursued default remedies, there can be no assurance that the current arrangements will continue. As discussed in Note 8 to the financial statements and under Restructuring Charges in the above Results of Operations, the Company has initiated actions which should improve operational results. Additionally, the Restructuring Plan currently recommended by the outside management consultants, mentioned above, indicates that the Company should achieve positive Earnings Before Interest, Taxes, Depreciation, and Amortization in 1999. However, the Company will likely remain unattractive to investment capital until such time that it can demonstrate the future effectiveness of the Restructuring Plan. The Restructuring Plan is subject to risks and uncertainties that affect the Company's operations, markets, services, and prices. These risks and uncertainties include, but are not limited to, economic, competitive governmental, and technological factors. Accordingly, there can be no assurance that the Company's expectations, or those of its consultants, will be realized.


         Cash flows from operating activities. For the nine months ended September 30, 1998, the Company's cash flows used in operations were ($1,527,000) compared to ($1,743,000) used in operations for the nine months ended September 30, 1997. The decrease in cash flows generated from continuing operations was primarily attributable to the net losses incurred for the nine months ended September 30, 1998.

         Cash flows from investing activities. For the nine months ended September 30, 1998, cash used in investing activities totaled ($710,000) resulting from deposits to and refunds back from the escrow fund in connection with the attempted acquisition of Lewis Tree.

         Cash flows from financing activities. Net cash provided by financing activities for the nine months ended September 30, 1998, was $1,673,000 as compared to $2,313,000 for the nine-month period of 1997. The cash flow was derived primarily from the issuance of common stock resulting from exercise of options and warrants.

         Year 2000 Readiness Disclosure

         The Company is working on making its systems ready for the next millennium by assessing all systems for Year 2000 (Y2K) impacts and costs of upgrading or replacing systems that are not Y2K ready. The assessment phase is approximately 50% complete. The Company currently believes that the project will be complete in the latter part of 1999 and anticipates that the project costs does will not have a material effect on its financial position or results of operations.

         The Company is contacting major suppliers to seek assurance of their intent to be Y2K ready, and is responding to customer requests for information on the Company's Y2K project. The Company cannot control whether third parties, including governments, upon which the Company relies will be fully Y2K compliant by 2000.

         The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Company is unable to determine at this time whether a Y2K failure will have a material impact on the Company's results of operations, liquidity or financial conditions.

         The costs of the Y2K project and the time by which the Company expects to complete it are based on management's estimates, which were derived using numerous assumptions of future events including the availability of certain resources, third party modifications, and other factors. There is no guarantee that these estimates will be achieved and actual results could differ from these plans.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------
               Not applicable.
Item 2.  Changes in Securities
         ---------------------
               Not applicable.
Item 3.  Defaults Upon Senior Securities
         -------------------------------
               Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
               Not applicable.
Item 5.  Other Information
         -----------------
               Not applicable.
Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
               (a) Exhibits:
               Exhibit  Description
               --------------------

               27.1     Financial Data Schedule

                  (b) Reports on Form 8-K
                      Subsequent to the quarter ended September 30, 1998, the registrant filed the following reports on Form 8-K:

                      (i) Current Report on Form 8-K dated October 22, 1998 filed on October 22, 1998) which reported certain changes in amangement, postponement of the Company's annual shareholder's meeting and notification by the holder of the Company's 12.5% Senior Secured Notes that an event of default had occurred.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AQUAGENIX, INC.


Date: November 16, 1998                      By: /s/ Abraham S. Fischler
                                                ------------------------
                                                Abraham S. Fischler,
                                                Acting Chief Executive Officer,
                                                (Principal Executive Officer)


Date: November  16 , 1998                    By: /s/ Frederick E. Barone
                                                 -----------------------
                                                 Frederick E. Barone,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)