Form 10KSB
period 1998-12-31
AQUAGENIX INC/DE
filed 1999-07-02
CIK 923604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [x] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________to___________.

                         Commission file number 0-24490


                                 AQUAGENIX, INC.
                 (Name of Small Business Issuer in Its Charter)


                    DELAWARE                            65-0419263
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

          6500 N.W. 15TH AVENUE
        FORT LAUDERDALE, FLORIDA                           33309
     (Address of Principal Executive Offices)           (Zip Code)

                                 (954) 975-7771
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Securities Exchange Act of 1934:

                                                 Name of Each Exchange
                    Title of Each Class           on Which Registered

                          NONE                             NONE

         Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (Title of Class)

                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No__

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State registrant's revenues for its most recent fiscal year:
$16,346,480.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 18, 1999, computed by reference to the closing sale price on that date: $4,662,335.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of March 18, 1999, was 5,532,725.


                       DOCUMENTS INCORPORATED BY REFERENCE

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

         With annual revenues of approximately $16 million for 1998, the Company is currently one of the largest providers of aquatic and industrial management services in the United States.

         (C) BUSINESS OF ISSUER

COMPANY SERVICES

         Aquatic Weed, Algae and Exotic Plant Control. The term "aquatic weed" encompasses a large, diverse group of plant types, consisting of four basic groups which pose a problem to waterways: floating aquatics, submersed aquatics, emergent and ditchbank weeds and grasses.

Algae, a fifth classification, is a lower form of submersed plant life and is the cause of "scum" on the water's surface. Left unattended, aquatic weeds, algae and plants appear and propagate in excessive amounts and interfere with the aquatic environment's natural balance. Thick masses of aquatic weeds can disrupt boat traffic, fishing and other water sports, lower the oxygen levels of water resulting in fish kills and create water flow problems. Noxious weeds generate foul odors, visual eyesores and create breeding grounds for mosquitoes and other pests. Most noxious aquatic weeds, exotic plants and trees have been imported into the Sunbelt States without natural enemies and have proceeded to displace natural and native plant life. While beneficial plants are essential to creating a properly balanced aquatic ecosystem and provide food and shelter for various species of fish, birds and animals, dense infestations of aquatic weeds and algae prevent sunlight from entering the water, potentially endangering all living inhabitants of aquatic environments.

         The Company offers a variety of methods for vegetation control which range from spot chemical treatment and biological control through the use of beneficial fish species to mechanical harvesting, deep-water cutting and manual removal. The Company establishes treatment programs for lakes, canals, ponds, reservoirs, rivers, estuaries, marine areas and wetlands by assessing ambient water quality and vegetation and the specific needs of individual customers. The Company maintains a data base of computerized water analysis information and property management control and service records designed to provide customers with a comprehensive aquatic treatment plan. Company-trained and licensed applicators utilize approved, environmentally safe algaecides and herbicides and special spraying equipment to disperse algaecides and herbicides in water and on adjacent land to control the growth of aquatic weeds, algae and exotic plants. The Company typically uses small boats equipped with tanks to hold liquid formulations and spray arms for spraying from the water. Similarly equipped four-wheel drive all-terrain vehicles are utilized for spraying from the shoreline. Significant reduction in the growth of aquatic weeds, algae and exotic plants is usually achieved within three to four weeks. The customers for these services typically agree to annual contracts which provide for monthly service and payment.

         In addition to the regular application of algaecides and herbicides, the Company utilizes harvesting methods to control aquatic weeds. Harvesting is performed either manually or mechanically, depending upon the nature and extent of the growth of undesirable aquatic weeds and plants. Mechanical harvesting is typically expensive but achieves immediate results. The Company engages third-party contractors which utilize barges equipped with special attachments to cut, gather and crop aquatic weeds. Harvesting is done on a project-by-project basis.

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

         For the years ended December 31, 1998 and 1997, aquatic weed, algae and exotic plant control services accounted for approximately 57% and 73%, respectively, of the Company's total revenues.

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

         Industrial vegetation management services accounted for approximately 21% and 17% respectively of the Company's total revenues for the years ended December 31, 1998 and 1997.

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

         Working in conjunction with engineers, governmental agencies and environmental groups, the Company provides turnkey programs to develop, restore and maintain wetlands in compliance with environmental regulations. The Company provides long-term maintenance services and monitoring regimen required by regulatory agencies. Without a long-term maintenance program, a recently planted area is vulnerable to being taken over by exotic or noxious plant species, thereby displacing the desirable plants and resulting in costly remediation measures. The Company currently engages in wetland planting utilizing its personnel and equipment and, to the extent necessary, third-party equipment. For the years ended December 31, 1998 and 1997, wetland planting restoration services accounted for approximately 5% and 3%, respectively, of the Company's total revenues.

         Fountains/Aeration Systems. The Company distributes and installs an extensive line of decorative floating fountains to enhance the visual appeal and beauty of waterways, while providing ecological benefits, including increased circulation, reduced stagnation and the reduction of odors caused by algae. The Company also offers aeration systems designed to permit waterways to digest organic sediments which deplete oxygen, trap gasses and result in general degradation of water quality. The Company's aeration systems are designed to minimize fish kills and foul odors and to facilitate lake management and the operations of wastewater and aquaculture industries. Revenues derived from fountain and aeration system installation, repair and maintenance services comprise 2% and 5% of total revenues for the years ended December 31, 1998 and 1997, respectively.

         Environmental Construction. During 1998 the Company entered into certain long-term contracts in the State of California relating to roadside landscaping and irrigation systems. These contracts accounted for 15% of total revenues for the year ended December 31, 1998.

         Customers. The Company provides aquatic and industrial vegetation management services to utilities, golf courses, country clubs, real estate owners and developers, homeowners and condominium associations, apartment complexes and various municipal, state and federal governmental authorities and taxing districts, many of which maintain waterways and lands in compliance with local environmental laws and regulations. The Company currently provides aquatic and industrial vegetation management services to approximately 242 customers in the public sector. Substantially all of the Company's contracts for aquatic and industrial vegetation management services are recurring in nature and totaled approximately 3,200 customers. The recurring annual contracts for aquatic vegetation management services provide for monthly payments and are automatically renewable. The contracts for industrial vegetation management services are usually renewable for a term of up to three years and provide for payments based on a cost per acre or mile of land under management.

         For the year ended December 31, 1998, 29% of the Company's revenues were derived from governmental customers as compared to 23% for 1997. It is anticipated that a substantial portion of the

Company's future revenues will be derived from governmental and quasi-governmental customers. Government contracts are subject to special risks, including delays in funding; lengthy review processes for awarding contracts; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in the government's policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses.

         Historically, the Company has been dependent on a limited number of contracts for a significant portion of its revenues. For the years ended December 31, 1998 and 1997, the Company's five largest customers accounted for approximately 15% and 11%, respectively, of the Company's total revenues.

         There can be no assurance that the Company will obtain additional contracts for projects similar in scope to those previously obtained or retain existing customers or attract and retain new customers or that the Company will not remain largely dependent on non-recurring contracts with a limited customer base, which will constitute a significant portion of the Company's revenues.

INSURANCE AND BONDING

         The Company carries insurance coverage which the Company considers sufficient to meet applicable regulatory and customer requirements and to protect the Company's assets and operations. The Company's insurance coverage currently includes $2 million of comprehensive general liability insurance, up to $3 million of pollution and professional liability insurance and $10 million of excess liability insurance. The Company attempts to operate in a professional and prudent manner and to reduce its liability risks through specific risk management efforts, including employee training. Nevertheless, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company and its financial condition. In addition, the inability to obtain insurance of the type and in the amounts required could impair the Company's ability to obtain new contracts, which are, in certain instances, conditioned upon the availability of adequate insurance coverage.

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

MARKETING

         To date, marketing has principally been conducted through the efforts of the Company's management and sales personnel. The Company uses various marketing methods, including direct mailings, in-person solicitation, print advertising and participation in trade shows and conventions, and periodically mails attractive, full-color sales brochures and advertises in trade journals. The Company's sales force consists of approximately ten people, who are responsible for securing potential customers in their respective geographic markets, receive base salaries plus a commission. The Company also obtains customers through recommendations and referrals from existing customers and environmental engineers and consultants. The Company's executive officers devote significant time and effort to maintain continuing customer relationships. The Company has also engaged business development consultants to develop marketing strategies for utility and federal and state governmental service contracts and to monitor sales opportunities.

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

SUPPLIERS AND SUBCONTRACTORS

         The Company is dependent on third-party suppliers and manufacturers for all of its requirements of algaecides and herbicides, fish and aeration systems used in its vegetation management business. Although the Company purchases all of these supplies from numerous suppliers and believes that alternative sources of supply are available, failure by such suppliers and manufacturers to continue to supply the Company with products on commercially reasonable terms, or at all, in the absence of readily available alternate sources, would adversely affect the Company's ability to deliver products and provide services on a timely and competitive basis. The Company is dependent on the ability of its suppliers and manufacturers, among other things, to satisfy performance, quality and regulatory specifications and dedicate sufficient production capacity for supplies within scheduled delivery times. The Company does not maintain contracts with any of its suppliers or manufacturers and purchases supplies pursuant to purchase orders placed from time to time in the ordinary course of business. In addition, the Company currently leases certain specialized equipment, including mechanical harvesting or certain planting equipment and is dependent upon third-party subcontractors to provide necessary equipment, relevant expertise, transportation and other facilities on a project basis. In the event such subcontractors were to become unavailable to the Company at acceptable cost levels, or at all, the Company's business could be materially adversely affected.

PERMITS AND LICENSES

         The Company and, in certain instances, its employees are required to obtain and maintain licenses and permits in connection with its operations. The Company's employees currently hold the necessary permits for application of the algaecides and herbicides utilized by the Company in its aquatic management business. The Company is required to obtain permits from state and local governments for the harvesting and planting of aquatic plants in connection with its wetlands planting activities on a project basis. The Company may also be required to obtain surface water permits in connection with its aquatic management activities on a project basis depending on the nature of the body of water.

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

         Originally adopted in 1947, the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA") constitutes the federal regulatory framework governing pesticides, including algaecides and herbicides. FIFRA imposes a variety of licensing, permitting, classification, and registration requirements, along with various constraints imposed upon the application, use, and handling of pesticides. FIFRA mandates that all restricted use of pesticides be applied by or under the direct supervision of an applicator certified only under FIFRA. Although FIFRA dictates certification for applications of restricted use of pesticides, many states, including Florida, require the certification and/or registration of commercial applicators for applications of both general and restricted use pesticides.

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

EMPLOYEES

         As of March 1, 1999, the Company had approximately 133 employees other than executives, all of whom are full-time employees, which includes 13 administrative staff, 9 branch managers, 10 sales personnel, 54 applicators and 47 laborers. The Company is not currently a party to any collective bargaining agreement. The Company believes that its employee relations are satisfactory.

FACILITY CLOSINGS

                  In December, 1998, the Company made a decision to close two facilities, the Alabama and Arizona branches; in January of 1999 the Company sold the related assets for approximately $172,000.



ITEM 2. DESCRIPTION OF PROPERTY

         The Company maintains corporate headquarters consisting of approximately 17,350 square feet, located in Fort Lauderdale, Florida, under a five-year four-month lease which commenced on January 1, 1994. The Company has the option to extend the term of the lease for an additional five years and the Company has done so. The

Company's annual lease payments for the remaining year of the lease will be approximately $95,000. In addition to its lease payments, the Company is required to pay a proportionate share of the operating expenses, as defined in the lease to include, among other things, property taxes, hazard insurance and all public utility services aside from electric, incurred by the lessor in connection with its management and maintenance of the property subject to the lease.

         In addition to its corporate headquarters, the Company conducts its aquatic and industrial vegetation management business out of the following branch offices:

         The Company's office in West Palm Beach, Florida consists of approximately 3,456 square feet, under a two-year lease which commenced on November 1, 1998. Annual lease payment is approximately $33,000 which amount includes the cost of property taxes, hazard insurance, and public utility services.

         The Company rents an approximately 3,200 square foot office in Orlando, Florida under a two-year lease which commenced on July 1, 1998. The Company's annual lease payments for the two years of the lease are approximately $24,300 annually.

         The Company's office in Sarasota, Florida consists of approximately 4,000 square feet. The Company leases this office under a one-year lease which commenced on January 1, 1999. The Company has the option to renew the lease for two additional one-year terms. The annual lease payment is $24,000.

         The Company rents an approximately 4,500 square foot office in Tampa, Florida under a five-year lease effective May 1, 1995. The Company has the option to extend the term of the lease for an additional two years. The Company's annual lease payment is approximately $27,000.

         The Company's office in Fort Myers, Florida is approximately 4,200 square foot in size and is under a one-year lease which commenced on December 1, 1998. The annual lease payment is approximately $25,000. The Company has the option to renew the lease for two additional one-year terms.

         The Company has a lease for approximately 3,500 square feet of space in Jacksonville, Florida, with a term of two years effective April 1, 1999. The Company has the option to renew the lease for three additional one-year terms. The Company's annual lease payment is approximately $16,000.

         The Company's office in Myrtle Beach, South Carolina consists of approximately 2,000 square feet and is leased on a month to month basis for approximately $600 per month.

         In connection with the GPI Acquisition, the Company entered into a month to month lease for approximately 2,800 square feet of space in Athens, Georgia at a monthly lease payment of $1,800.

ITEM 3.  Legal Proceedings
         -----------------

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


ITEM 4. Submission of Matters to a Vote of Security-Holders
        ---------------------------------------------------

         None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------

         The Company's Common Stock and Warrants are quoted on the OTC Bulletin Board under the symbols "AQUX" and "AQUXW", respectively. The following table sets forth, for the period since the first quarter ended March 31, 1997, the high and low closing sales prices for the Common Stock and the Warrants as reported by OTC.

                                                                               COMMON STOCK                 WARRANTS
                                                                               ------------                 --------
                                                                             HIGH         LOW            HIGH       LOW
                                                                             ----         ---            ----       ---
1997

First Quarter...........................................................     8-1/8        4-7/8        2-1/2        15/16

Second Quarter..........................................................     7-5/8            6        2-3/8        1-1/4

Third Quarter...........................................................     7-1/2        6-3/8      1-29/32        1-3/8

Fourth Quarter..........................................................     7-3/4        6-3/8       2-7/16       1-9/16



1998

First Quarter...........................................................     8-3/8            5        2-3/4          7/8

Second Quarter..........................................................    5-7/16            1        1-3/8          1/8

Third Quarter...........................................................    1-9/16         9/16         5/16          1/8

Fourth Quarter..........................................................     15/16          1/8         3/16         1/16

         As of March 18, 1999, there were 47 record holders of the Company's Common Stock. There were approximately 1,182 beneficial owners of the Company's Common Stock at March 18, 1999.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General
-------

         The unsuccessful effort to acquire the Lewis Tree Company, unrelated construction projects in California and other failed investments and business opportunities of the former Chief Executive Officer caused the Company to generate significant losses and spiral into a negative working capital position. As a result the Company has been unable to pay interest and other related consent fees on its 12.5% Senior Secured Notes since July 31, 1998, causing the holder of those notes to notify the Company of an Existing Event of Default. That default in turn created defaults under the Company's various credit agreements with Union Planters Bank and the bank informed the Company of its unwillingness to remain a creditor.

Removal of Chief Executive Officer
----------------------------------

         On June 2, 1998, the Board of Directors removed Andrew Chesler as Chief Executive Officer from his executive management position and his capacity as Chairman of the Board of Directors. In a series of transactions commencing in the fourth quarter of 1997 and through his termination date, the Company disbursed cash either directly to or for the benefit of the former Chief Executive Officer totaling $682,000. The Company has made demand for repayment of these amounts. The demand has not been met. Based upon facts and circumstances available to management at this time, the ultimate recovery of these advances remains uncertain. The Company has recorded a loss allowance of $682,000 relative to this claim.

Unauthorized Financing Advances
-------------------------------

         At the direction of the former Chief Executive Officer, and without the approval of the Board of Directors, the Company transferred funds totaling $225,000 to two different entities to secure financing for the Company. Such funds were transferred prior to performance by the entities and financing never occurred. Although there is no assurance that these deposits can be recovered, the Company intends to actively attempt obtaining refunds. A loss provision of $225,000 is included in the 1998 Consolidated Financial Statements.

Restructuring Plan
------------------

         The Board of Directors approved a plan to restructure and consolidate the Company's mission, refocusing it on the core aquatic businesses, an area of business that has historically proven to be profitable for the Company. A restructuring plan, to reduce costs and increase future operating efficiency, was implemented late in the third quarter of 1998. The Company has significantly reduced head counts and administrative costs, closed two branch operations and sold off under performing assets. The Company has successfully negotiated favorable payment arrangements with vendors and renegotiated its bank debt. Effective March 31, 1999, the Company's Senior Secured Note holder amended the terms of the Amended and Restated Senior Note and Warrant Purchase Agreement taking it out of default. This should give the Company the time needed to restructure its debt.

Onetime Nonrecurring Charges
----------------------------

         Restructuring charges of $755,798 (see note 10 to the Notes to Consolidated Financial Statements), impairment losses on certain intangible assets of $1,251,163 (see note 9 to the Notes to Consolidated Financial Statements), loss relating to the Lewis Tree termination agreement of $2,346,192 (see note 11 to the Notes to Consolidated Financial Statements), loss related to California contracts of $1,636,000 (see note 18 to the Notes to Consolidated Financial Statements), termination of consulting relationship of $932,000 , claims relating to former Chief Executive Officer of $682,000 (see Removal of Chief Executive Officer above), loss related to facility closings of $656,956 (see note 17 to the Notes to Consolidated Financial Statements), adjustment for change in useful life of spray equipment of $523,781 (see note 2 to the Notes to Consolidated Financial Statements) and a loss provision of $225,000 relating the financing advances (see Unauthorized Financing Advances above) total $9,008,890 and accounts for approximately 69% of the 1998 loss.

Outlook
-------

         The Company will continue to consolidate its operations into the core aquatic business segment. The non-core business segments will be phased out. In particular, the California construction operation will be discontinued in 1999. As a result the Company is projecting a decline in revenue for 1999 as management works to generate a more predictable revenue stream and improve margins.

         As of December 31, 1998, the Company is in a working capital deficit position. During 1999, the Company will be required to raise additional capital to fund continuing operations. The vehicle used to raise these funds may take a variety of forms, including public or private placement of its equity securities, credit agreements, or inducements to current warrant and option holders encouraging exercise. However, there can be no assurance that the Company will be successful in its attempts to raise additional capital.

Results of Operations

Revenues

         Total service revenue increased by $3,158,214, or 23.9%, from $13,188,266 in 1997 to $16,346,480 in 1998. The increase in revenues was primarily attributable to an increase in revenues of approximately $2,504,425 from construction contracts resulting from the new branch office in California.

Costs of Services and Gross Margins

         Costs of services increased by $5,253,192, or 62%, from $8,444,450 in 1997 to $13,697,642 in 1998. The increase in costs of services was mainly attributable to lower margins obtained for vegetation management contracts in Arizona and Alabama and losses incurred for fixed price construction contracts in California.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by $1,737,661, or 30%, from $5,695,327 in 1997 to $7,432,988 in 1998. This increase was mainly attributable to increased sales and marketing activities, consulting fees for the upgrade and design of the Company's information systems and expenses incurred in conjunction with due diligence activities for proposed financing arrangements, private placements and acquisitions that management subsequently elected to forego. Due diligence costs included legal and professional fees and travel expenses.

         As a percentage of revenues, such expenses have remained at approximately 45% when comparing 1997 to 1998. The Company is continuing to invest in its business development, marketing and proposal resources through the addition of sales representatives and increased advertising.

Depreciation and amortization

         Depreciation and amortization expenses increased from $981,748 in 1997 to $1,501,911 in 1998. As a percentage of revenues, depreciation and amortization expenses have increased from 7.4% in 1997 to 9.2% in 1998. This increase reflected additional depreciation in the amount of $523,781 resulting from adjusting the useful life of spray equipment from 7 or 10 years to 4 years.

Interest Expense

         Interest expense increased by $130,933 from $801,304 in 1997 to $932,237 in 1998, primarily as a result of increased bank borrowing and equipment loans.

Income Taxes

         There was no income tax benefit for the year ended December 31, 1998 as a full valuation allowance has been provided against deferred tax assets arising mainly from the Company's net operating loss carryforward of approximately $23.1 million which expires from 2010 to 2013.

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


Liquidity and Capital Resources

Working Capital

         On December 31, 1998, the Company is in a working capital deficit position. Net operating losses for the year from the California construction business have caused cash balances to decrease and accounts payable balances and other current liabilities to increase. Additionally, cash outlay during the year resulting from one-time nonrecurring charges had a major negative influence on working capital. (See page 18, Management's Overview).

         The Company's accounts receivable have increased by $810,149 since December 31, 1997. The increase was primarily due to the higher volume of revenues in the fourth quarter compared to the fourth quarter of 1997. At December 31, 1998, the Company's allowance for doubtful receivables approximated $210,000, which the Company believes is currently adequate to cover anticipated losses.

         Inventories have been reduced from $640,225 on December 31, 1997 to $319,606 at December 31, 1998 primarily as a result of more efficient management of material costs.

         At December 31,1998, the Company has loan agreements with Capital Bank (now known as Union Planters Bank) which provide for borrowings under a revolving line of credit of up to $1,000,000, a three-year term loan in the principal amount of $250,000, a three-year term loan of $200,000 for computer equipment and a $270,000 equipment financing line. At December 31, 1998, an aggregate of $1,154,748 was outstanding under the loan agreements with Capital Bank, of which $640,000 was outstanding under the line of credit, $178,776 was outstanding under the three-year term loan collaterized by the long-term receivable and $122,222 was outstanding under the computer equipment loan, and 213,750 outstanding under our equipment financing loan.

         With respect to its 12.5% Senior Secured Note with Equitable in the principal amount of $5,000,000, the Company entered into amended agreements with Equitable on March 31, 1998 ("Amendment No. 4") and during the fourth quarter of 1997 ("Amendment No. 3"). Amendment No. 3, effective through March 30, 1998, provides a modification to certain financial covenants and specifies that a quarterly consent fee equal to 0.25% (or 1.0% per annum) of the principal balance of the Note is payable (quarterly in arrears) effective from the quarter ending January 1998 if the Company fails to comply with certain financial ratios set forth in the Note Purchase Agreement dated December 15, 1995 between the Company and Equitable. Amendment No. 4 further modifies the terms of the agreement with Equitable, including an extension of and modification to certain financial covenants included in Amendment No. 3. The consent fee pursuant to Amendment No. 4 maintains the consent fee for Amendment No. 3 through April 30, 1998 (or 0.25% of $5,000,000 for the three-month period then ended) and, subsequent thereto, is $5,000 each month (beginning May 1998) the Company fails to comply with certain financial ratios set forth in the Note Purchase Agreement dated December 15, 1995 between the Company and Equitable. The consent fee for Amendment No. 4 is payable monthly in arrears, as applicable. The Company was in compliance with the covenants for the Senior Debt as of December 31, 1998 pursuant to an amendment thereto obtained during March, 1998 modifying the terms relative to certain financial covenants through March 31, 1999. The covenants were further modified effective April 1, 1999 ("Amendment No. 5") to waive all interest expense coverage requirements for the Senior Debt through March 31, 2000 and exclude the minimum consolidated net worth requirement for the period from and including September 30, 1998 to and including March 31, 2000. To induce the Noteholder to, and as consideration for, entering into Amendment No. 5, dated April 1, 1999, the Company extended the expiration date from December 31, 2000 to December 31, 2004 and reduced the exercise price from $7.38 per share to $0.75 per share for certain warrants to purchase an aggregate of 351,197 shares of the Company's Common Stock pursuant to an Amended and Restated Senior Secured Note and Warrant Purchase Agreement, dated as of December 15, 1995.

Cash Flows from Operating Activities

         For the year ended December 31, 1998, the Company's cash flows used in Operations were ($987,056) compared to ($2,034,809) used in Operations for the year ended December 31, 1997. See F-6, Consolidated Statements of Cash Flows, for the detail of the adjustments to reconcile net loss to net cash.

Cash Flows from Investing Activities

         The Company's investing activities used cash of $1,077,169 in 1998 primarily for acquisition escrow fund deposits and advances to former officers.

Cash Flows from Financing Activities

         Net cash provided by financing activities for the year ended December 31, 1998 of $1,434,523 was derived primarily from the proceeds of the issuance of common stock resulting from private equity placements and the exercise of stock options by employees, directors and financial consultants. Proceeds from such issuances amounted to $1,767,976.

         The Company does not have any material commitments for capital expenditures at December 31, 1998. Based on current plans, the Company anticipates that funds generated from operations will not be sufficient to meet the Company's cash requirements for at least the next 12 months. Additionally, the Company is unlikely to attract capital investment on favorable terms in its current financial position. In the absence of capital investment, the Company must enter into deferred credit arrangements with its vendors, negotiate extended forbearance agreements or replace holders of its major debt securities and return to profitable operations. While vendors currently are continuing to supply the Company with needed chemicals and materials and debt holders have not pursued default remedies, there can be no assurance that the current arrangements will continue. The Company is currently evaluating various proposed private equity and/or debt offerings with potential investors and increases in credit facilities with financial institutions in order to fund the operations. To the extent that the Company is unable to obtain such financing on satisfactory terms or financing available through the conversion of outstanding redeemable warrants, currently exercisable at $7.20 per share, from the initial public offering, the Company may be required to curtail its operations.

NEW ACCOUNTING PRONOUNCEMENTS


         During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128. This pronouncement requires, among other things, the calculation and presentation of "basic" and "diluted" earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. Common shares equivalents resulting from stock options and warrants to purchase common stock have not been included in the loss per common share computation for 1998 or 1997 as their effect would be anti-dilutive.

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

         In February 1998 the FASB issued SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits." Among other provisions, it standardizes certain disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain other disclosures. The standard is effective for fiscal years beginning after December 15, 1997. Since the standard applies only to the presentation of pension and other postretirement benefit information and the Company does not currently offer such plans, the statement should not have any impact on the Company's financial position, results of operation or cash flows.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. Implementation of this standard should not have an impact on its financial position, results of operations, or cash flows.

ITEM 7. FINANCIAL STATEMENTS

         See "Index to Consolidated Financial Statements" for a description of the financial statements included in this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None. On this engagement Durland & Company employed, on a per diem type basis, certain staff personnel from another CPA firm. The other firm is a member of an alternative practice structure unit.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

         The executive officers, directors and significant employees of the Company are as follows:

                    NAME                              AGE                        POSITION
                    ----                              ---                        --------
Abraham S. Fischler(1)........................        71         Acting Chairman of the Board, Director and
                                                                 Secretary
Andrew P. Chesler(2)..........................        32         Chairman of the Board, Chief Executive Officer,
                                                                 President and Treasurer
John P. Hart(3)...............................        52         Executive Vice President
Helen Chia(4).................................        35         Chief Financial Officer and Secretary
Frederick E. Barone...........................        54         Chief  Financial Officer April 1998 to November 1998
Dean D. Marotta (5)...........................        36         Director and Chief Financial Officer
Michael J. Baratta............................        40         Director
Allen H. Stern................................        40         Director from February 1996 to June 1998
Jeffrey T. Katz(6)............................        31         Director from March 1996 to October 1998
Garry Seitz...................................        53         Chief Compliance Officer of ALWT until March 1999
Joseph J. Campolong...........................        32         Vice President, Production of ALWT until
                                                                 November 1998
Robert Craig Smith............................        34         Vice President, Sales of ALWT

(1) Dr. Fischler served as Acting President from October 23, 1998 until February 1, 1999.
(2) Mr. Chesler served as Chairman from February 1996 until his removal on June 2, 1998. He continued to serve as CEO, President and Treasurer until June 10, 1998.
(3) Mr. Hart served as Chief Operating Officer from April 15, 1997 until his resignation on October 23, 1998. Mr. Hart also served as Chief Executive Officer and President from June 10, 1998 until his resignation on October 23, 1998. He also served as a director from April 2, 1998 to October 22, 1998.
(4) Effective March 6, 1998, Ms. Chia resigned from the Company due to relocation.
(5) Mr. Marotta served as a Board Member from October 22, 1998 until his resignation from the Board effective February 24, 1999. Mr. Marotta also served as Chief Financial Officer from November 30, 1998 until his resignation from the Company effective March 26, 1999.
(6) Mr. Katz served as a Director from March 1996 until his resignation on May 21, 1998. In June 1998 Mr. Katz was re-elected to the Board of Directors and served until October 7, 1998.

         Abraham S. Fischler, Ed.D. , was elected Acting Chairman of the Board and Secretary in June 1998 and has been a director of the Company since September 1994. Since July, 1992, Dr. Fischler has been President Emeritus of Nova University, Fort Lauderdale, Florida. From July 1970 to July 1992, Dr. Fischler served as President of Nova University.

         Andrew P. Chesler has served as Chairman of the Board, Chief Executive Officer, President and Treasurer from February 1996 until June 2, 1998. Mr. Chesler co-founded the Company and has been Executive Vice President of the Company since June 1993. Mr. Chesler also co-founded ALWT and has been President, Chief Operating Officer and a director since October 1990. From 1990 to June 2, 1998, Mr. Chesler has also served as the Company's Chief Information Officer.

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

         Helen Chia served as the Company's Chief Financial Officer from January 1996 through March 6, 1998. Ms. Chia was appointed as Secretary for the Company in February 1996. She joined the Company in April 1995 as Corporate Controller for the Company. From February 1992 to December 1994, she served as Corporate Controller for Milk Products Holdings (SEA) Pte Ltd., a Singapore-based company with annual sales of approximately $500 million, whose principal business is in the trading of dairy products through its eight subsidiaries and nine associates operating throughout Southeast Asia, South Africa and the Indian subcontinent. From January 1986 to December 1991, she was with the public accounting firm of KPMG Peat Marwick.

         Frederick E. Barone joined the Company in April 1998 as Chief Financial Officer. Mr. Barone is also a limited partner in the firm of Tatum CFO Partners, LLP, an intellectual capital organization of Chief Financial Officers. Mr. Barone joined the Tatum organization in June 1997 and has performed several consulting engagements through that organization. Currently he devotes 100% of his time to Aquagenix, Inc. From 1994 to 1997, Mr. Barone operated his own financing consulting firm. Prior to 1994, Mr. Barone was Executive Vice President and Chief Financial Officer of Eric Plastics Company located in Corry, Pennsylvania.

         Dean D. Marotta joined the Company in December 1996 as controller of ALWT; he also served as Corporate Controller and Chief Financial Officer. Prior to joining the Company, Mr. Marotta held the position of Controller at Novatek International, a publicly held company, since 1992.

         Michael J. Baratta, a partner with Vector Consulting, L.L.C., has been a consultant to the Company since September of 1998 and has played an integral part in the restructuring of the Company. Approximately two years ago, Mr. Baratta founded Vector Consulting, L.L.C.; three years prior to that he was an independent consultant, holding various operational positions. Five years ago he left his position as a principal at Heller Investments, Inc. in Chicago, a subsidiary of Fuji Bank.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         As of December 31, 1998 there were two members and no committees on the Board of Directors.

COMPENSATION OF DIRECTORS

         The Company pays directors who are not employees of the Company a fee of $500 per meeting of the Board, and reimburses all directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are not employees of the Company receive options under the Company's Amended and Restated Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides for the issuance of 250,000 shares thereunder and requires that all options granted be exercisable in two equal installments each on the first and second anniversary dates following the date of the grants. Any options granted pursuant to the Directors Plan have a term of five years and have an option price equal to the fair market value of the Company's Common Stock on the date of grant.

         During 1998, under the Amended and Restated Directors Stock Option Plan, a total of 30,000 options to purchase 30,000 shares of the Company's Common Stock were exercised at a price of $3.88. There was a total of 75,000 options granted to the directors in 1998.

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

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1998.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following compensation table sets forth, for the three fiscal years ended December 31, 1996, 1997 and 1998, the cash and certain other compensation paid by the Company to Andrew P. Chesler, the Company's former Chief Executive Officer, John P. Hart, the Company's former Executive Vice President and Chief Executive Officer (collectively, the "Named Executive Officers"). No other executive officer had an annual salary and bonus in excess of $100,000 during such years.

                                               Annual Compensation                                        Long-Term
                                               -------------------                       Other Annual   Compensation
                                                        Salary               Bonus       Compensation      Awards
Name and Principal Position               Year            ($)                ($)              (#)       Option/SARS(8)
---------------------------------------------------------------------------------------------------------------------
Andrew P. Chesler
   Chairman of the Board                                      -
   Chief Executive Officer               1996          $176,000              $20,000            (1)        60,000(2)
   President and Treasurer                                                                                100,000(3)
                                                                                                           50,000(4)
                                         1997          $174,080             $131,913            (1)       100,000(5)
                                         1998          $162,960                    -    $632,550(7)        77,500(6)

John P. Hart
   Executive Vice President              1997          $103,846              $10,000            (1)       100,000(5)
                                         1998          $189,423                    -    $418,700(7)        90,000(6)

(1) Represents certain perquisites, the value of which did not exceed the lesser of $50,000 or ten percent of the Named Executive Officer's cash compensation.
(2) Represents options granted in 1996 under the Company's Employee Stock Option Plan at an exercise price of $3.88 per share, the closing market price of the Company's common stock on the date of the grant.
(3) Represents options granted in 1996 under the Company's Employee Stock Option Plan at an exercise price of $4.75 per share, the closing market price of the Company's common stock on the date of the grant.
(4) Represents options granted in 1996 under the Company's Employee Stock Option Plan at an exercise price of $5.00 per share, the closing market price of the Company's common stock on the date of the grant.
(5) Represents options granted in 1997 under the Company's Employee Stock Option Plan at an exercise price of $5.31 per share, the closing market price of the Company's common stock on the date of the grant.
(6) Represents options granted in 1998 under the Company's Employee Stock Option Plan at an exercise price of $7.56 per share, the closing market price of the Company's common stock on the date of the grant.
(7) The Company entered into a Stock Purchase Agreement (the "Agreement") with the owner of Lewis Tree Service, Inc. ("Lewis"), a New York Corporation, to acquire all of the issued and outstanding stock of Lewis. In order to raise the deposit required by the Amended Stock Purchase and Escrow Agreement, the Company restructured stock options previously granted to certain officers, directors, employees and former employees of the Company. Such restructuring involved the resetting of option exercise prices to amounts below the current market at that time and the acceleration of the date on which certain options could be exercised. Accordingly, the Company recognized compensation expense for options restructured based on the difference between the quoted market price of the Company's stock at the date of grant and the amount the grantees paid to acquire the stock.
(8) Any unexercised options of the above two former executives have terminated.

EMPLOYMENT AGREEMENTS

         In February 1996, the annual base salary for Robert A. Radler was reduced to $158,000. In the same month, Robert A. Radler resigned as an executive officer of the Company. However, in order to maintain the base compensation for Mr. Radler at the current level, the Company entered into a settlement agreement with him to continue his compensation until June 1998 subject to certain conditions and obligations by Mr. Radler.

OPTIONS GRANTS TABLE

         The following table sets forth information concerning the grant of stock options to the Named Executive Officers during the year ended December 31, 1998. No stock appreciation rights were granted.

                                OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 1998
                                ---------------------------------------------------

                                                                  % OF TOTAL OPTIONS
                                               NUMBER OF         GRANTED TO EMPLOYEES          EXERCISE
                                                OPTIONS           IN THE YEAR ENDED           PRICE PER     EXPIRATION
                  NAME                         GRANTED(1)         DECEMBER 31, 1997            SHARE(2)       DATE
                  ----                         ----------         -----------------            --------     ----------
Andrew P. Chesler......................         67,500                     19.1                 $7.50        1/27/08
 .......................................         10,000                      2.8                 $6.38        1/27/08
John P. Hart...........................         15,000                      4.2                 $6.38        1/27/08
 .......................................         75,000                     21.2                 $7.38        6/24/08

(1) Total number of options granted during the year ended December 31, 1998 was 354,000.
(2) Options granted in 1998 are pursuant to the Company's Employee Stock Option Plan. Options granted under the Employee Stock Option Plan have a term of ten years and vest over a five-year period at the rate of 20% each year. However, the Employee Stock Option Committee may in its sole discretion, accelerate the exercise of any employee options.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1998. During the year ended December 31, 1998, Andrew P. Chesler exercised 77,500 of his stock options at $1.00 per share and 40,000 of his stock options at $4.00 per share. John P. Hart exercised 15,000 of his stock options at $1.00 per share and 100,000 of his stock options at $4.00 per share.

                                                     Number of Unexercised Options
                                                             In-the Money                      Value of Unexercised
                                                      Held at December 31, 1998           Options at December 31, 1998
                                                      ----------------------------        ----------------------------

                      Shares Acquired      Value
      Name              on Exercise       Realized(1)   Exercisable    Unexercisable     Exercisable    Unexercisable
      ----              -----------       --------      -----------    -------------     -----------    -------------
Andrew P. Chesler.(2)..  77,500          ($  39,959)         0            0                 0            0
                         40,000          ($ 140,624)         0            0                 0            0
John P. Hart(3)......    15,000          ($   7,734)         0            0                 0            0
                        100,000           ($351,560)         0            0                 0            0

(1) The closing sale price of the Common Stock on December 31, 1998 as reported by OTC Bulletin Board was $.4844 per share. Value is calculated by multiplying (a) the difference between $.4844 and the option exercise price by (b) the number of shares of Common Stock underlying the option.
(2)      In June 1998 the Company cancelled the remaining stock options of Mr.
         Chesler.
(3) In January 1999 the Company cancelled the remaining stock options of Mr. Hart.

LONG-TERM INCENTIVE AND PENSION PLANS

         The Company does not have any long-term incentive or pension plans

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 18, 1999, the number of shares of Common Stock which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group:

                                                                                AMOUNT AND
                                                                                NATURE OF         PERCENTAGE OF
                         NAME AND ADDRESS OF                                    BENEFICIAL     OUTSTANDING SHARES
                         BENEFICIAL OWNER(1)                                    OWNERSHIP(2)          OWNED(2)
                         -------------------                                    ------------          --------
Directors and Executive Officers
--------------------------------

Abraham S. Fischler....................................................           52,500(3)                1.0
Russell M. Thompson....................................................            6,667                   0.01
All directors and executive officers
    as a group (two persons)...........................................           34,167                   0.6

Beneficial Stockholders (5%)
----------------------------

Steel Partners II, L.P.................................................          790,650(4)               14.3
Nicolas Berggruen......................................................          515,041(5)                9.3
Jane and Pasquale Guadagno.............................................          354,000(6)                6.4
The Equitable Life Assurance Society of
     the United States.................................................          351,197(7)                6.3
Imperial Capital, L.L.C................................................          336,349(8)                6.1

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

(3) Includes 25,000 options currently exercisable under the Company's Amended and Restated Directors Stock Option Plan, and does not include 25,000 options which are not currently exercisable.

(4)      Steel Partners II, L.P. address is 150 E. 52nd Street, 21st Floor,
         New York, NY   10022

(5) Includes 382,541 shares of Common Stock and 132,500 shares of Common Stock held by Alexander Enterprise Holdings, Inc. and Alpha Atlas Holdings, LDC, respectively, both companies of which are beneficially owned by Mr. Berggruen, and warrants to purchase 110,000 shares of the Company's Common Stock pursuant to certain warrant agreements issued to Alexander Enterprise Holdings, Inc. Alexander Enterprise Holdings, Inc.'s address is: c/o Alpha Asset Management, Paseo de la Habana 140, 28036 Madrid, Spain. Alpha Atlas Holdings, LDC's address is: c/o Alpha Investment Management, Inc., 499 Park Avenue, 24th Floor, New York, NY 10022, Attn: Doug Siekierski.

(6)      The address for these shareholders is: 16 Muncy Drive, W. Long
         Branch, NJ   07746-1148.

(7) Represents warrants to purchase an aggregate of 351,197 shares of the Company's Common Stock pursuant to an Amended and Restated Senior Secured Note and Warrant Purchase Agreement, dated as of December 15, 1995 in relation to the funding of the acquisition of AmerAquatic, Inc. in October 1995. The address for this shareholder is: Alliance Corporate Financial Group, Inc., 1290 Avenue of the Americas, New York, NY 10104.

(8) Represents warrants to purchase an aggregate of 336,349 shares of the Company's Common Stock pursuant to certain warrant agreements in relation to the provision of financial consulting services. The address for this shareholder is: 150 S. Rodeo Drive, Suite 100, Beverly Hills, CA 90212.

(9) Mr. Guadagno has entered into an Agreement dated May 12, 1998 with the Company in connection with certain consulting services wherein Mr. Guadagno agreed that he will not directly or indirectly (1) acquire or agree, offer, seek or propose to acquire ownership of any securities issued by the Company, or any rights or options to acquire such ownership; (2) seek or propose to influence or control by proxy or otherwise the management or policies of the Company; (3) contact or otherwise communicate with the officers, directors or counsel to the Company with respect to the business or affairs of the Company; and (4) enter into any discussions, negotiations, arrangements or understandings with any third party with respect to any of the foregoing. In connection with this Agreement, Mr. Guadagno also entered into a separate Agreement dated May 12, 1998 wherein he irrevocably granted to the Company's President his Proxy, with full power of substition, to attend all meetings of shareholders of the Company and to vote all shares of Common Stock, including shares of Common Stock owned directly or indirectly and all shares of Common Stock subsequently acquired by Mr. Guadagno.

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

         None.

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

      10.112                        Fifth Amendment to Senior Secured Note and Warrant
                                    Purchase Agreement between the Company and The Equitable
                                    Life Assurance Society of the United States, dated as of
                                    March 31, 1999 (21)

      16.1                          Letter from Bernstein, Patchen, Gold & Wolfson, P.A.
                                    regarding change in independent auditors (1)

      21.1                          Subsidiaries of the Company (14)

      27.1                          Financial Data Schedule (21)

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

(20) Incorporated by reference to the exhibit of the same number filed with The Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(21)     Filed herewith.

(B)      REPORTS ON FORM 8-K:

       During the last quarter of the 1998 fiscal year, the Company filed the following reports on Form 8-K:

(i) Current Report on Form 8-K dated October 22, 1998 which reported the postponement of the 1998 Shareholders meeting, the resignation of Jeffrey Katz from the Board of Directors, the resignation of John P. Hart from all offices and the Board of Directors, the appointment of Dean Marotta to fill the vacancy on the Board of Directors, and the notice of default under our Company's Senior Secured Notes.

(ii) November 20, 1998 which reported the appointment of Abraham S. Fischler as Acting CEO and President and the promotion of Dean Marotta to Chief Financial Officer.

(iii) December 28, 1998 which reported the change in independent auditors of the Company for the fiscal year ended December 31, 1998 from PricewaterhouseCoopers L.L.P. to Durland & Company, C.P.A.'s, P.A.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AQUAGENIX, INC.

DATE:        June 22, 1999                    By:  /s/ Russell M. Thompson
                                              ----------------------------
                                              Russell M. Thompson
                                              Chief Executive Officer and President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

DATE:        June 22, 1999                    /s/ Abraham S. Fischler, Ed.D.
                                              ------------------------------
                                              Abraham S. Fischler, Acting Chairman of the Board,

DATE:        June 22, 1999                    /s/ Michael J. Baratta
                                              ----------------------
                                              Michael J. Baratta, Director

DATE:        June 22, 1999                    /s/ Russell M. Thompson
                                              -----------------------
                                              Russell M. Thompson, Director


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report ...................................................................................F-2

Report of Independent Accountants ..............................................................................F-3

Consolidated Balance Sheet......................................................................................F-4

Consolidated Statements of Operations...........................................................................F-5

Consolidated Statements of Stockholders' Deficiency.............................................................F-6

Consolidated Statements of Cash Flows...........................................................................F-7

Notes to Consolidated Financial Statements......................................................................F-8


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
Aquagenix, Inc.

We have audited the accompanying consolidated balance sheet of Aquagenix, Inc. as of December 31, 1998 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company has sustained recurring operating losses and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   Durland & Company, CPAs, P.A.


Palm Beach, Florida
March 12, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and
Directors of Aquagenix, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' equity and of cash flows of Aquagenix, Inc. and Subsidiaries (the Company), for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Aquagenix, Inc. and Subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


Coopers and Lybrand L.L.P.
Fort Lauderdale, Florida
February 25, 1998, except as to the information in Note 19, for which the date is April 14, 1998

                        Aquagenix, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                           December 31,
                                                                               1998
                                                                        -------------------
                                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                            $           169,582
   Accounts receivable, net of allowance for doubtful accounts of
        approximately $210,000                                                    1,652,890
   Inventories                                                                      319,606
   Prepaid expenses and other                                                       368,705
   Net assets held for sale                                                         171,811
                                                                        -------------------

Total current assets                                                              2,682,594
                                                                        -------------------

OTHER ASSETS
   Restricted cash                                                                  105,000
   Property and equipment, net                                                    1,508,161
   Intangible assets, net                                                         2,755,455
   Deferred financing costs, net                                                    115,174
   Other assets                                                                     121,363
                                                                        -------------------

Total other assets                                                                4,605,153
                                                                        -------------------

Total Assets                                                            $         7,287,747
                                                                        ===================

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Borrowings under credit agreement                                    $           640,000
   Current maturities of long-term debt                                             732,890
   Accounts payable                                                               2,019,489
   Estimated loss on uncompleted contracts                                          949,336
   Other current liabilities                                                      1,565,308
                                                                        -------------------

Total current liabilities                                                         5,907,023
                                                                        -------------------

LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                                      5,311,840
   Other long-term liabilities                                                      210,000
                                                                        -------------------

Total long-term liabilities                                                       5,521,840
                                                                        -------------------

Total Liabilities                                                                11,428,863
                                                                        -------------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none
       issued and outstanding                                                             0
   Common stock, $.01 par value, 10,000,000 shares authorized
        5,326,058 issued and outstanding                                             53,261
   Additional paid-in capital                                                    19,586,942
   Accumulated deficit                                                          (23,716,079)
   Unearned compensation                                                            (65,240)
                                                                        -------------------

Total Stockholders' Deficiency                                                   (4,141,116)
                                                                        -------------------

Total Liabilities and Stockholders' Deficiency                          $         7,287,747
                                                                        ===================


     The accompanying notes are an integral part of the financial statements

                        Aquagenix, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                    Year ended December 31,
                                                                                   1998                1997
                                                                            ------------------ --------------------

Revenues                                                                    $       16,346,480 $         13,188,266
                                                                            ------------------ --------------------
Costs and expenses
   Costs of services                                                                13,697,638            8,444,450
   Selling, general and administrative                                               7,432,988            5,695,327
   Impairment losses of long-lived assets                                            1,251,163                    0
   Restructuring of consultant relationship                                            755,798                    0
   Termination of consultant relationship                                              932,000                    0
   Depreciation and amortization                                                     1,501,911              981,748
   Loss on assets held for sale                                                        607,812                    0
                                                                            ------------------ --------------------

Total costs and expenses                                                            26,179,310           15,121,525
                                                                            ------------------ --------------------

Operating loss                                                                      (9,832,830)          (1,933,259)
                                                                            ------------------ --------------------

Other income (expenses)
   Interest income                                                                      31,448               36,625
   Interest expense                                                                   (932,237)            (801,304)
                                                                            ------------------ --------------------

Total other income (expenses)                                                         (900,789)            (764,679)
                                                                            ------------------ --------------------

Loss before unusual item                                                           (10,733,619)          (2,697,938)

Loss on termination of business acquisition                                         (2,346,192)                   0

Net Loss                                                                           (13,079,811)          (2,697,938)
                                                                            ================== ====================

Basic and diluted loss per weighted average common share                    $           (2.48) $             ( 0.61)
                                                                            ================== ====================

Weighted average common shares outstanding                                  $        5,273,292 $          4,388,543
                                                                            ================== ====================


     The accompanying notes are an integral part of the financial statements

                        Aquagenix, Inc. and Subsidiaries
               Consolidated Statements of Stockholders' Deficiency

                                                                           Additional
                                                                             Paid-in         Accum.
                                                      Common Stock           Capital         Deficit
                                                  ---------------------   -------------   -------------
                                                    Shares     Amount
                                                  ----------- ---------
BEGINNING BALANCE, January 1, 1997                  4,163,391    41,634      12,671,620      (7,938,330)

Exercise of employees' and directors' stock
    options                                           152,680     1,527         626,013               0
Issuance of common stock for cash                     403,546     4,035       2,205,402               0
Common stock issued in connection with
     professional services                              5,000        50          36,200               0
Amortization of unearned compensation                       0         0               0               0
Change in unrealized gains on securities                    0         0               0               0

Net loss                                                    0         0               0      (2,697,938)
                                                    ---------- --------   -------------   -------------

BALANCE, December 31, 1997                          4,724,617    47,246      15,539,235     (10,636,268)
                                                   ----------- --------   -------------   -------------

Exercise of employees' and directors' stock
       options                                        346,650     3,467       2,467,017               0
Common stock issued in connection with
       professional services                          113,333     1,133         799,867               0
Common stock issued as employee compensation
        for relocation                                  5,000        50          32,188               0
Common stock issued in connection with initial
        public offering, net                           11,458       115            (115)              0
Exercise of warrants                                  125,000     1,250         748,750               0
Amortization of unearned compensation                       0         0               0               0

Net loss                                                    0         0               0     (13,079,811)

                                                  ------------ --------   -------------   -------------
BALANCE, December 31, 1998                          5,326,058    53,261      19,586,942     (23,716,079)
                                                  ============ ========   =============   =============

                                                                     Unrealized         Total
                                                       Unearned       gains on      Stockholders'
                                                        Comp.        securities      Deficiency
                                                     ------------   ------------   ---------------
BEGINNING BALANCE, January 1, 1997                       (230,058)         6,081         4,550,947

Exercise of employees' and directors' stock
    options                                                     0              0           627,540
Issuance of common stock for cash                               0              0         2,209,437
Common stock issued in connection with
     professional services                                      0              0            36,250
Amortization of unearned compensation                      82,409              0            82,409
Change in unrealized gains on securities                        0         (6,081)           (6,081)

Net loss                                                        0              0        (2,697,938)
                                                     ------------   ------------   ---------------

BALANCE, December 31, 1997                               (147,649)             0         4,802,564

                                                     ------------   ------------   ---------------

Exercise of employees' and directors' stock
       options                                                  0              0         2,470,484
Common stock issued in connection with
       professional services                                    0              0           801,000
Common stock issued as employee compensation
        for relocation                                          0              0            32,238
Common stock issued in connection with initial
        public offering, net                                    0              0                 0
Exercise of warrants                                            0              0           750,000
Amortization of unearned compensation                      82,409              0            82,409

Net loss                                                        0              0       (13,079,811)
                                                     ------------   ------------   ---------------

BALANCE, December 31, 1998                                (65,240)             0        (4,141,116)
                                                     ============   ============   ===============


     The accompanying notes are an integral part of the financial statements

                        Aquagenix, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                            Year ended December 31,
                                                                                  ---------------------------------------
                                                                                         1998                   1997
                                                                                  -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $       (13,079,811)  $        (2,697,938)
   Adjustments to reconcile net loss to net cash provided by
     (used in)operating activities:
     Compensation expense for options granted and restructured                              2,285,744                     0
     Provision for forfeited acquisition deposits                                           1,216,298                     0
     Depreciation and amortization                                                          1,356,622               981,748
     Provision for impairment losses of long-lived assets                                   1,395,067                     0
     Unearned compensation                                                                     82,409                     0
     (Gain) loss on sale of property and equipment                                             37,688                22,405
     (Gain) loss on sale of securities                                                              0                (9,785)
     Assets held for sale                                                                    (171,810)                    0
     Provision for losses on claims, receivables and advances                               1,252,345               132,250
     Deferred financing costs                                                                  43,686                     0
     Consulting fees                                                                          104,511                36,250
     Estimated loss on uncompleted contracts                                                  949,336                     0
     Net change in operating assets and liabilities                                         3,540,859              (499,739)
                                                                                  -------------------   -------------------

Net cash provided by (used in) operating activities                                          (987,056)           (2,034,809)
                                                                                  -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition escrow fund deposits                                                        (1,830,000)                    0
   Refund from acquisition escrow fund                                                      1,283,702                     0
   Proceeds from sale of property and equipment                                               242,107               106,577
   Proceeds from sale of marketable securities                                                      0               162,196
   Advances to officers                                                                      (609,346)                    0
   Cash paid for acquisitions, net of cash acquired                                                 0              (201,132)
   Purchase of property and equipment                                                        (163,632)           (1,199,221)
                                                                                  -------------------   -------------------

Net cash provided by (used in) investing activities                                        (1,077,169)           (1,131,580)
                                                                                  -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds under credit agreements                                                           540,000               841,141
   Proceeds from other borrowings                                                             370,000               968,742
   Payment of credit agreements                                                              (450,000)             (695,556)
   Payment of notes payable and long-term debt                                               (568,453)             (503,375)
   Advances for financing arrangements                                                       (225,000)                    0
   Payment of financing costs                                                                       0               (81,999)
   Issuance of common stock and exercise of options and warrants                            1,767,976             2,650,991
                                                                                  -------------------   -------------------

Net cash provided by (used in) financing activities                                         1,434,523             3,179,944
                                                                                  -------------------   -------------------

Net increase (decrease) in cash                                                              (629,702)               13,555

CASH, beginning of period                                                                     799,286               785,731
                                                                                  -------------------   -------------------

CASH, end of period                                                               $           169,582   $           799,286
                                                                                  ===================   ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash                                                          $           747,729   $           691,436
                                                                                  ===================   ===================



     The accompanying notes are an integral part of the financial statements

                        Aquagenix, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(1) Organization and Nature of Business Aquagenix, Inc. and subsidiaries (the "Company") provide a variety of aquatic and industrial vegetation management services to both governmental and commercial customers in Florida, Arizona, Alabama, Georgia, California, Tennessee, North Carolina and South Carolina. The Company's customers consist primarily of utilities, golf courses, country clubs, real estate owners and developers, homeowner/condominium associations, municipalities, state government and taxing districts. The majority of its customers have annual contracts which provide for monthly payments. In 1998 and 1997, revenues from governmental customers were approximately 29% and 23%, respectively. During 1998 and 1997, five customers with whom the Company has annual contracts represented approximately 15% and 11% of revenues, respectively.

       In December 1998, the Company made a decision to close the Arizona and Alabama branches and sell certain related assets, see Note 17(b).

       The aquatic and industrial vegetation management business is subject to extensive and frequently changing federal, state and local laws.

(2) Summary of Significant Accounting Policies:

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

       Revenue Recognition Revenue from the aquatic and industrial vegetation management services are generally billed monthly and are recognized in the same month services are provided. Progress billings in accounts receivable exclude retentions until such amounts are due in accordance with contract terms. Revenue from certain aquatic and industrial vegetation management contracts is recognized on the percentage of completion method, measured by the percentage that costs incurred to date bear on estimated total costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts.

       The length of the Company's contracts varies, but is typically less than three years. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

       Inventories Inventories, consisting primarily of chemicals, parts and supplies, are valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method.

       Restricted Cash The Company is required to maintain a $105,000 certificate of deposit as a compensating balance for a letter of credit in accordance with an equipment lease agreement.

       Property and Equipment Property and equipment is stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Depreciation is calculated using the straight-line method over the estimated useful lives of the property and equipment or over the lease term

                        Aquagenix, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

       Property and Equipment (continued) for leasehold improvements. Depreciation expense includes depreciation for assets under capital lease. The depreciable lives of asset categories are as follows: machinery and equipment, 7 and 10 years; vehicles, 5 years; office equipment, 5 and 7 years; and leasehold improvements, primarily 5 and 10 years. Upon sale or retirement, the cost of the property and equipment and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are reflected in earnings for the period.

       The Company found that the estimated remaining useful life of a portion of vehicles required adjustment. The Company had traditionally established estimated useful lives ranging from seven to ten years for its vehicles. During the quarter ended December 31, 1998, the Company changed its estimate of the useful life on this equipment purchased prior to December 31, 1998 to a four-year original life. This change in estimate caused a $523,781 increase to depreciation expense, or $.09 per share, which was recognized during the quarter ended December 31, 1998.

       Intangible Assets Intangible assets consist principally of contract rights and goodwill arising from business acquisitions. Contract rights, which represent the value associated with recurring service contracts, are amortized over 15 years. Goodwill, which represents the excess of the purchase price over the estimated fair value of net assets acquired, is amortized on a straight-line basis over a period of primarily 25 years. Other intangible assets include covenants not to compete, deferred acquisition, and organization costs which are being amortized on a straight-line basis over their estimated useful lives, ranging from 7 to 25 years.

       The Company periodically reviews the carrying values of the intangible assets, and impairments are recognized in operating results when the undiscounted value of expected future operating cash flows to be derived from such intangible assets is less than their carrying value. Based on its review, the Company has identified an impairment as of December 31, 1998, see Note 9.

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

       Fair Value of Financial Instruments The carrying amounts of cash and cash equivalents and investments in marketable securities approximate fair value, due to the short-term maturities of these items. The carrying amounts of the long-term debt approximate fair value because the interest rates on the instruments are comparable to current market rates.

       Stock Options During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This pronouncement establishes financial accounting and reporting standards for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Such treatment is required for non-employee stock-based compensation. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense for employee stock options or warrants is measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount the employee must pay to acquire the stock. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see Note 12).

                        Aquagenix, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


       Recoverability of Long-Lived Assets Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated, expected, undiscounted, future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at discount rates commensurate with the risk involved. The Company estimates fair value based on the best information available, making whatever estimates, judgments and projections are considered necessary.

       Reclassification of Financial Statement Presentation Certain reclassifications have been made to the 1997 financial statements and related notes to conform with the 1998 presentation.

       Recently Issued Accounting Standards During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128. This pronouncement requires, among other things, the calculation and presentation of "basic" and "diluted" earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. Common shares equivalents resulting from stock options and warrants to purchase common stock have not been included in the loss per common share computation for 1998 or 1997, as their effect would be anti-dilutive.

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

       In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits." Among other provisions, it standardizes certain disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain other disclosures. The standard is effective for fiscal years beginning after December 15, 1997. Since the standard applies only to the presentation of pension and other postretirement

                        Aquagenix, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

       Recently Issued Accounting Standards (continued) benefit information and the Company does not currently offer such plans, the statement should not have any impact on the Company's financial position, results of operation or cash flows.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and those instruments must be measured at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for, depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. Implementation of this standard should not have an impact on its financial position, results of operations, or cash flows.

(3) Property and Equipment Property and equipment consist of the following at December 31, 1998:

        Machinery and equipment                                 $ 2,494,079
        Vehicles                                                    501,996
        Office equipment                                            784,435
        Leasehold improvements                                      123,743
                                                                -----------
                                                                $ 3,904,253
        Accumulated depreciation and amortization                (2,396,092)
                                                                $ 1,508,161
                                                                ===========

(4) Intangible Assets Intangible assets consist of the following at December 31, 1998:

         Goodwill                                               $ 2,892,651
         Covenants not to compete                                   180,000
         Deferred acquisition costs                                  79,046
         Intangible contract rights                                  76,000
         Organization costs                                          26,724
                                                                -----------
                                                                $ 3,254,421
              Accumulated amortization                             (498,966)
                                                                $ 2,755,455
                                                                ===========

(5) Other Current Liabilities Other current liabilities consist of the following at December 31, 1998:

           Billings in excess of costs                          $   317,860
           Accrued interest                                         294,376
           Accrued restructuring costs                              191,914
           Liability on stock price guarantee                       200,000
           Other                                                    561,158
                                                                -----------
                                                                $ 1,565,308
                                                                ===========

(6) Credit Agreement The Company has credit agreements which provide for aggregate borrowings in 1998 of up to $1,000,000. Interest is payable on the outstanding balance at the bank's prime rate plus 1.25% (9.00%) at December 31, 1998. Any unpaid principal and accrued interest is due upon demand. This agreement is collateralized by substantially all of the Company's assets. The terms of the agreement contain certain covenants which, among other provisions, restrict the payment of dividends.

                        Aquagenix, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(7) Long-Term Debt Long-term debt consists of the following at December 31, 1998:


         Note payable, bearing interest at 7%,  requiring monthly payments of principal only.  Interest is payable annually calculated on December 31
         each year.  Promissory note is due and payable on demand.                          $   100,000

         Note payable in connection with the purchases of assets, bearing interest at 7%, requiring monthly payments of principal and interest through
         December 1, 1999.                                                                       25,214

         $5,000,000, net of discount, 12.5% senior secured note due October 31,
         2003. Interest is payable monthly.  The note is collateralized by a
         second security interest in all of the Company's assets.                             4,906,640

         Vehicle and equipment notes to banks and financial institutions, bearing interest at rates ranging from 7.50% to 9.75%, principal payable in
         varying installments through 2002.                                                      25,414

         Term notes bearing interest at 9.75% and 9.5%. Principal and interest payable monthly. Term notes mature April 10 and October 3, 2000, with the remaining note maturing February 3, 2002. Collateralized by
         substantially all of the Company's assets.                                             514,749

         Equipment obligations under capital leases bearing interest ranging from
         10.8% to 12.1%, expiring December 1999 through May 2001.                               472,713
                                                                                            -----------
                                                                                              6,044,730
         Less current maturities                                                               (732,890)
                                                                                            -----------
         Total long-term debt                                                               $ 5,311,840
                                                                                            ===========
         Aggregate maturities of long-term debt are as follows at December 31, 1998:

                 1999                                                                       $   732,890
                 2000                                                                           336,273
                 2001                                                                            57,677
                 2002                                                                            11,250
                 2003                                                                         4,906,640
                                                                                            -----------
                                                                                            $ 6,044,730
                                                                                            ===========

       In December 1995, the Company issued 12.5% senior secured notes due October 31, 2003 with a principal of $5,000,000 and warrants to purchase an aggregate of 351,197 shares of the Company's common stock, subject to adjustment under certain circumstances, in order to fund the cash portion of the purchase price for the assets of AmerAquatic, Inc. The Company has allocated a portion of the proceeds from the 12.5% senior secured note between the note and the 351,197 warrants issued, based on their relative fair value at the time of issuance. The amount attributable to the warrants was $154,527 which has been reflected as additional paid-in capital. The original issue discount of $154,527 is being amortized over the term of the note. As of December 31, 1998 and 1997, the unamortized discount amounts to $93,360 and $112,676, respectively. The senior secured note and warrant purchase agreement (the "Senior Debt") contain various covenants which provide for, among other things, established levels of net worth, debt coverage, and capital expenditures (see note
       20).

                        Aquagenix, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(7) Long-Term Debt (continued) The Company's 12.5% senior secured notes are subordinated to the term notes with a total of $514,749 outstanding as of December 31, 1998, and the credit agreement (see Note 6).

       Future minimum lease payments under capital lease obligations are as follows at December 31:

              1999                                                                $310,556
              2000                                                                 224,373
              2001                                                                   2,386
                                                                                 ---------
                                                                                   537,315
          Less amounts representing interest                                       (64,602)
                                                                                 ---------
                                                                                   472,713
          Capital lease obligations included on current maturities                (269,319)
          Long-term capital lease obligations                                    ---------
                                                                                 $ 203,394
                                                                                 =========

(8) Lease and Other Commitments The Company is obligated, under noncancelable operating leases, for various branch locations, vehicles and equipment. Total rent expense was approximately $1,191,115 and $786,933 for the years ended December 31, 1998 and 1997, respectively. Future minimum annual lease payments under the operating leases are as follows at December 31:

                    1999                                     $  674,502
                    2000                                        431,996
                    2001                                        225,264
                    2002                                          1,657
                                                             ----------
                                                             $1,311,578
                                                             ==========

(9) Impairment Losses During 1998, the Company experienced a significant loss of revenues relating to ongoing operations of certain business acquisitions completed in prior years. Accordingly, the Company evaluated the ongoing value of certain intangible assets recorded in connection with those acquisitions, namely Recurring Service Contracts and Goodwill. Based on the evaluation, the Company determined that assets with a carrying value of $1,431,000 were impaired and wrote them down by $1,251,163 to their fair value. Fair value was based on estimated future cash flows to be generated from recurring revenues of the businesses acquired, discounted at an appropriate rate of interest.

(10) Restructuring Charges During the third quarter of 1998, the Company initiated a restructuring plan to reduce costs and increase future operating efficiency. The plan consists primarily of reducing management and administrative costs, negotiating favorable payment arrangements with the Company's vendors and creditors, and consolidating a portion of the operation. In connection with this plan, approximately 16 employees (8% of the Company's workforce) have been terminated. Restructuring charges of $755,798 include employee termination benefits, estimated fees of outside consultants engaged by the Company to implement the restructuring, estimated legal fees in connection with the restructuring, and estimated charges related to auto lease terminations. Restructuring charges include the dissolution of $155,000 of notes receivable from the Company's former Chief Executive Officer, appointed June 2, 1998, who resigned on October 23, 1998. In connection with this resignation, the Company entered into a Severance, General Release and Separation Agreement which provides for the future dissolution of the notes, provided the former officer complies with the terms of the agreement.

(11) Termination of Business Acquisition On November 30, 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") with the owner of Lewis Tree Service, Inc. ("Lewis"), a New York Corporation, to acquire all of the issued and outstanding stock of Lewis. Pursuant to the Stock Purchase Agreement, an Escrow Agreement was also entered into on November 30, 1997 requiring the Company to place $670,000 in

                        Aquagenix, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(11) Termination of Business Acquisition (continued) escrow pending the closing of the purchase of Lewis by January 31, 1998. On January 29, 1998, the Company entered into an Amended Stock Purchase Agreement and Escrow Agreement to extend the closing date to May 15, 1998 and to place an additional $1,830,000 in the escrow account. The Company increased the deposit to the escrow account to $2,500,000 on February 4, 1998. On April 17, 1998, the Company entered into a Termination Agreement with the owner of Lewis. The Termination Agreement provided for (i) the termination of the original Agreement and Amended Stock Purchase Agreement, (ii) the termination of the original and amended Escrow Agreement and (iii) the distribution of $1,250,000 of the funds held in escrow to the Lewis owner with the balance, including interest earned, distributed to the Company.

       In order to raise the deposit required by the Amended Stock Purchase and Escrow Agreement, the Company restructured stock options previously granted to certain officers, directors, employees and former employees of the Company. Such restructuring involved the resetting of option exercise prices to amounts below the current market at that time and the acceleration of the date on which certain options could be exercised. Accordingly, the Company recognized compensation expense for options restructured, based on the difference between the quoted market price of the Company's stock at the date of grant and the amount the grantees paid to acquire the stock. In connection with the Lewis transaction, the Company recognized $752,225 of compensation expense.

       The following summary presents the nature of the loss recognized pursuant to the Lewis termination agreement:

         Provision for forfeited acquisition escrow deposits          $1,216,298
         Compensation expense related to the restructuring
         of stock options                                                752,226
         Professional and consulting fees                                377,668
                                                                      ----------
                                                                      $2,346,192
                                                                      ==========

(12) Employee Stock-Based Compensation The Company has a Stock Option Plan
       (the "Stock Option Plan") and a Directors Stock Option Plan (the "Director's Plan") (collectively, the "Plans"). The Plans were amended in May 1996 to increase the number of shares available for issuance thereunder from 550,000 to 1,250,000 shares. The Plans are designed to serve as an incentive for retaining qualified and competent employees and directors.

       The Company's Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. The Stock Option Plan provides for the granting of both "incentive stock options" and "nonstatutory stock options". Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board of Directors, or a committee thereof, except that, in the case of incentive stock options, the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. In the case of an incentive stock option granted to a 10% stockholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares covered by incentive stock options granted under the Plans that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit. Only employee directors are eligible to receive options under the Director's Plan. The Director's Plan provides for the Directors Stock Option Committee to determine the annual amount of stock options to be granted to each nonemployee director.

       Options granted under the Stock Option Plan will be exercisable after the period or periods specified in the option agreement. The Committee may, in its sole discretion, accelerate the date on which any option may be exercised. Options granted under the Director's Plan are exercisable commencing one year after date of grant.

                        Aquagenix, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(12) Employee Stock-Based Compensation (continued) Options granted under the Plans are not exercisable after the expiration of ten years from the date of grant and are nontransferable other than by will or by the laws of descent and distribution. The Plans also authorize the Company to make loans to optionees to enable them to exercise their options.

       The Company recognizes compensation expense for options granted under the Plans, based on the difference between the quoted market price of the Company's stock at the date of grant and the amount the employee must pay to acquire the stock. No compensation cost has been recognized for employee stock options. Had compensation cost for the Plans been determined based on the fair value at the date of grant for awards under those Plans, consistent with the method prescribed by SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                   December 31, 1998            December 31, 1997
                                                   -----------------            -----------------
       Pro forma net loss:
          As reported                                $ (13,079,811)               $(2,697,938)
          Pro forma                                  $ (13,347,351)               $(3,380,593)

       Pro forma net loss per share:
          As reported                                $       (2.48)               $     (0.61)
          Pro forma                                  $       (2.53)               $     (0.77)


       The fair value of each option grant under the Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively: no dividend yield for both years; expected volatility of the underlying stock of from 250% to 1,467%; risk-free interest rate of 5.50% covering the related option periods; and expected lives of the options of 8 to 10 years based on the related option periods.

       A summary of the status of the Plans as of December 31, 1998 and 1997, and changes during the years then ended is presented below:

                                                        1998                               1997
                                           -------------------------------      ---------------------------
                                                               Weighted                             Weighted
                                                                Average                              Average
                                             Shares         Exercise Price         Shares         Exercise Price
                                             ------         --------------         ------         --------------

  Outstanding at beginning of year          768,400              $4.99             721,730            $4.60
  Granted                                   354,000               1.29             233,250             5.51
  Exercised                                (346,650)              3.28            (152,680)            4.11
  Cancelled                                (427,950)              4.27             (33,900)            4.40
                                                                                   --------

  Outstanding at end of year                347,800               2.89             768,400             4.99
                                            =======                                ========

 Options exercisable at year-end            130,270                                365,270

 Weighted-average fair value
    of options granted during the year                           $2.80                                $3.27

(13) Non-Employee Stock-Based Compensation During 1998, the Company issued 200,000 warrants and 50,000 options for its common stock as consideration for consulting services. The Company used the Black-Scholes pricing model to compute related consulting expense. An amount of $195,000 was recorded as consulting expense during 1998. The Company also issued a total of 136,458 shares of common stock in 1998 to three

                        Aquagenix, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(13) Non-Employee Stock-Based Compensation (continued) financial consultants resulting from the exercise of warrants issued to them in 1994. The Company received total cash proceeds of $750,000 from the exercise of these warrants. An additional 118,333 shares of common stock were issued during 1998 related to consulting and legal services. There was approximately $833,238 in expense recorded during 1998 related to the shares issued.

       During 1997, the Company issued 5,000 shares of stock as consideration for consulting services. In addition, the Company also issued a total of 150,000 shares of common stock in 1997 to two financial consultants resulting from the exercise of stock options granted to them in 1996 and 1994. The Company received total cash proceeds of $806,250 from the exercise of these stock options.

       During 1996, the Company recognized unearned compensation for the common stock issued based upon the fair value of the Company's common stock and for the options and warrants based upon the fair value methodologies of SFAS 123, see Note 2. The fair value of each option or warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of the underlying stock 35%; risk-free interest rate of 6.2% covering the related option or warrant periods; and expected lives of the options or warrants of 5-6 years. Total unearned compensation amounted to $392,155, of which $82,409 and $82,409 were amortized during 1998 and 1997, respectively, and were included in depreciation and amortization.

       As of December 31, 1998, a total of 2,465,046 warrants were outstanding at exercise prices ranging from $.50 to $7.50 per share. Of this total, 586,349 warrants were granted to consultants, 200,000 of which were described above, and 351,197 warrants granted to the Company's senior secured note, see Note 7. The remaining 60,000, 1,125,000 and 342,500 blocks of warrants are described in Note 14.

       As of December 31, 1998, a total of 90,000 options were outstanding to consultants at a weighted average exercise price of $3.19 and have expiration dates ranging from May 2000 to December 2003.

(14) Stockholders' Equity During 1997, the Company issued 60,000 warrants with a term of two years to an investor for the purchase of common stock which were immediately exercisable at $5.79 per warrant.

       In connection with its initial public offering in September 1994, the Company issued 1,250,000 redeemable warrants which entitle the registered holders to purchase one share of common stock at a price of $6.00, subject to adjustment under certain circumstances until September 12, 1999. The warrants are redeemable by the Company, upon notice of not less than 30 days, at a price of $.10 per warrant, provided that the closing bid price of the common stock on all 20 trading days ending on the third day prior to the day that the Company gives notice has been at least 130% ($7.80) of the then effective exercise price of the warrants. 125,000 of these warrants were exercised during 1998, leaving 1,125,000 outstanding as of December 31, 1998.

       Also in connection with the initial public offering, the Company issued 437,500 warrants, immediately exercisable, for the purchase of common stock to the underwriter at an exercise price ranging from $.17 to $6.00 per share, which expire September 12, 1999. 95,000 of these warrants were exercised during 1998, in exchange for 11,458 shares of common stock, leaving approximately 342,500 warrants outstanding as of December 31, 1998.

(15) Cash Flow Information The net changes in operating assets and liabilities, net of effects of acquisitions, in the accompanying statements of cash flows for the year ended December 31, 1998 are as follows:

                        Aquagenix, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(15) Cash Flow Information (continued)

       (Increase) decrease in:
              Accounts receivable                                 $   (810,149)
              Inventories                                              397,158
              Prepaid expenses and other                               233,712
              Accounts receivable, non-current                       1,269,431
              Other assets                                             852,222
        Increase (decrease) in:
              Accounts payable                                       1,193,562
              Other current liabilities                                404,923
                                                                   -----------
                                                                   $ 3,540,859
                                                                   ===========
       During 1998, the Company did not enter into any capital leases; during 1997, the Company recorded equipment under capital leases in the amount of $830,396


(16) Income taxes The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate for continuing operations:

                                                                                      1998                 1997
                                                                                  ------------         -----------
            Income tax benefit at Federal statutory rate                          $( 1,445,678)        $(1,033,040)
            Change in valuation allowance                                            4,789,264           1,056,038
            Permanent and other differences, net                                  $ (3,343,586)            (22,998)
                                                                                  ------------         -----------
            Income tax benefit                                                    $          0         $         0
                                                                                  ============         ===========


The components of the net deferred tax assets (liabilities) are as follows:

                                                                                      1997                1998
                                                                                  ------------         -----------
         Deferred tax assets:
         Allowance for doubtful assets                                           $      80,382         $    69,998
         Estimated loss from discontinued operations                                    38,000              38,000
         Net operating losses                                                        8,850,240           3,963,741
         Other, net                                                                    273,753              90,304
                                                                                 -------------         -----------
         Total deferred tax assets                                                   9,242,375           4,162,043
                                                                                 -------------         -----------

         Deferred tax liabilities:
         Property and equipment                                                        (45,284)           (227,919)
         Customer contracts                                                           (976,046)           (502,343)
                                                                                 -------------         -----------
             Total deferred tax liabilities                                         (1,021,330)           (730,262)
                                                                                 -------------         -----------
         Net deferred tax assets                                                    (8,221,045)          3,431,781
         Valuation allowance                                                     $  (8,221,045)         (3,431,781)
                                                                                 -------------         -----------

           Net deferred tax liabilities                                          $           0         $         0
                                                                                 =============         ===========

       The Company has a net operating loss carryforward of approximately $23.1 million which expires from 2010 to 2013. The Company has determined, based on the Company's earnings, that it is more likely than not that deferred tax assets will not be realized and, therefore, a full valuation allowance has been provided.

       As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its net operating loss carryforward pursuant to section 382 of the Internal Revenue Code.

                        Aquagenix, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(17)   Facility Closings

       A. In November 1995, the Company's Board of Directors approved a plan to dispose of the environmental remediation business segment which comprised the activities of two subsidiaries, FUPTC and Haas Environmental Services, Inc. ("HES"). The net liabilities relating to these facilities aggregated to $92,447 at December, 1998.

       B. In December, 1998, the Company made a decision to close two facilities, the Alabama and Arizona branches, that operate in its core environmental business and in January of 1999, the Company sold the related assets for approximately $172,000. The following represents the assets held for sale and the related provision for losses.

               Assets:
                  Inventory                                            $  76,539
                  Property and equipment, net                            265,733
                  Intangibles, net                                       486,495
                                                                       ---------
               Total Assets                                              828,767
                                                                       ---------
             Liabilities:
                  Provision for Assets held for sale                     656,956
                                                                       ---------
                Total Liabilities                                        656,956
                                                                       ---------

             Net assets held for sale                                  $ 171,811
                                                                       =========

(18) Loss Contingencies During 1998, the Company entered into certain long-term contracts in the State of California. Based on the provisions of these contracts, the Company's remaining costs exceed potential revenues by approximately $1,636,000, which was charged to income.

       The Company has certain other contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

(19) Going Concern The Company has incurred losses from operations since inception, which have resulted in negative cash flows from operating activities and the continuing need for additional financing. In addition, the Company has negative working capital and negative net worth. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company must obtain additional financing, which it is endeavoring to do through the issuance of additional securities.

       Subsequent to year end, the Company closed two facilities (see note 17B), and - has continued to phase out its California operations.

       The Company is currently seeking additional funding via a Private Placement. There is no assurance that the Company can complete these financings or that profitable operations can be achieved. The inability to obtain adequate additional financing when needed, would have a material adverse effect on the Company, including requiring the Company to significantly curtail or cease its operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary as a result of the above uncertainty.

                                INDEX TO EXHIBITS


EXHIBIT                DESCRIPTION
-------                -----------


10.112 Fifth Amendment to Senior Secured Note and Warrant Purchase Agreement between the Company and The Equitable Life Assurance Society of the United States, dated as of March 31, 1999.

27.1     Financial Data Schedule